Form 10-Q
period 2017-03-31
WildHorse Resource Development Corp
filed 2017-05-15
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to          .

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐

			Emerging growth company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of April 30, 2017, the registrant had 93,987,541 shares of common stock, $0.01 par value outstanding.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of commonly used in the oil and natural gas industry:

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

Completion: Installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

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

Held by production: Acreage covered by a mineral lease that perpetuates a company’s right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.

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

WTI: West Texas Intermediate.

Commonly Used Defined Terms

As used in this Quarterly Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•

the “Company,” “WildHorse Development,” “we,” “our,” “us” or like terms refer collectively to WHR II and Esquisto, together with their consolidated subsidiaries before the completion of our Corporate Reorganization and to WildHorse Resource Development Corporation and its consolidated subsidiaries, including WHR II, Esquisto and Acquisition Co., as of and following the completion of our Corporate Reorganization;

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
•

“WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC, a limited liability company formed to own all of the outstanding equity interests in WildHorse Holdings other than certain management incentive units issued by WildHorse Holdings in connection with our initial public offering;

•	“Esquisto Holdings” refers to Esquisto Holdings, LLC, a limited liability company formed to own a portion of our common stock following the Corporate Reorganization;
•

“Esquisto Investment Holdings” refers to Esquisto Investment Holdings, LLC, a limited liability company formed to own all of the outstanding equity interests in Esquisto Holdings other than certain management incentive units issued by Esquisto Holdings in connection with our initial public offering;

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
•

“Weyerhaeuser Area” refers to the acreage that we have the right to lease within the Terryville Complex located in northern Jackson Parish, Louisiana, which acreage is included in our North Louisiana Acreage;

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

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this Quarterly Report and elsewhere in this Quarterly Report.

Forward-looking statements may include statements about:

•	our business strategy;
•	our estimated proved, probable and possible reserves;
•	our drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves we produce through drilling and property acquisitions;
•	our financial strategy, liquidity and capital required for our development program;
•	our realized oil, natural gas and NGL prices;
•	the timing and amount of our future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	our future drilling plans;
•	competition and government regulations;
•	our ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	our leasehold or business acquisitions;
•	costs of developing our properties;
•	general economic conditions;
•	credit markets;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Part I—Item 1A. Risk Factors” of our 2016 Form 10-K.

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

Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$93,342	$3,115
Accounts receivable, net	27,046	26,428
Short-term derivative instruments	5,674	—
Prepaid expenses and other current assets	2,310	1,633
Total current assets	128,372	31,176
Property and equipment:
Oil and gas properties	1,666,340	1,573,848
Other property and equipment	36,893	34,344
Accumulated depreciation, depletion and amortization	(226,587)	(200,293)
Total property and equipment, net	1,476,646	1,407,899
Other noncurrent assets:
Restricted cash	752	886
Long-term derivative instruments	8,393	—
Debt issuance costs	1,954	2,320
Other long-term assets	1,319	—
Total assets	$1,617,436	$1,442,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,751	$21,014
Accrued liabilities	56,003	23,371
Short-term derivative instruments	4,708	14,087
Asset retirement obligations	90	90
Total current liabilities	80,552	58,562
Noncurrent liabilities:
Long-term debt	338,783	242,750
Asset retirement obligations	10,868	10,943
Deferred tax liabilities	124,253	112,552
Long-term derivative instruments	367	8,091
Other noncurrent liabilities	1,393	1,495
Total noncurrent liabilities	475,664	375,831
Total liabilities	556,216	434,393
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value 500,000,000 shares authorized; 93,987,541 shares and 91,680,441 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	940	917
Additional paid-in capital	1,050,425	1,017,368
Accumulated earnings (deficit)	9,855	(10,397)
Total stockholders’ equity	1,061,220	1,007,888
Total liabilities and equity	$1,617,436	$1,442,281

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Oil sales	$39,077	$13,253
Natural gas sales	12,145	10,206
NGL sales	2,663	945
Other income	407	723
Total operating revenues	54,292	25,127
Operating expenses:
Lease operating expenses	6,928	2,760
Gathering, processing and transportation	1,700	1,891
Gathering system operating expense	19	54
Taxes other than income tax	3,899	1,472
Depreciation, depletion and amortization	26,443	22,063
General and administrative	7,482	4,449
Exploration expense	1,615	7,443
Total operating expense	48,086	40,132
Income (loss) from operations	6,206	(15,005)
Other income (expense):
Interest expense, net	(5,571)	(1,972)
Debt extinguishment costs	11	(358)
Gain (loss) on derivative instruments	31,291	3,246
Other income (expense)	15	12
Total other income (expense)	25,746	928
Income (loss) before income taxes	31,952	(14,077)
Income tax benefit (expense)	(11,700)	(139)
Net income (loss)	20,252	(14,216)
Net income (loss) attributable to previous owners	—	(2,517)
Net income (loss) attributable to predecessor	—	(11,699)
Net income (loss) available to WildHorse Resources	$20,252	$—
Earnings per common share:
Basic	$0.22	n/a
Diluted	$0.22	n/a
Weighted-average common shares outstanding:
Basic	93,216	n/a
Diluted	93,216	n/a

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$20,252	$(14,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,293	21,965
Accretion of asset retirement obligations	150	98
Dry hole expense and impairments of unproved properties	683	—
Amortization of debt issuance cost	838	117
(Gain) loss on derivative instruments	(31,291)	(3,246)
Cash settlements on derivative instruments	(983)	3,373
Accretion of senior note discount	42	—
Deferred income tax expense (benefit)	11,700	114
Debt extinguishment expense	(11)	358
Amortization of equity awards	495	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(8,047)	(4,534)
Decrease (increase) in prepaid expenses	(735)	177
Decrease (increase) in inventories	—	1,728
(Decrease) increase in accounts payable and accrued liabilities	8,433	(9,003)
Net cash flow provided by (used in) operating activities	27,819	(3,069)
Cash flows from investing activities:
Acquisitions of oil and gas properties	(3,019)	(2,201)
Acquisition post-closing adjustment receipts	3,905	—
Additions to oil and gas properties	(63,345)	(39,821)
Additions to and acquisitions of other property and equipment	(1,521)	(2,288)
Acquisition deposits	(1,319)	—
Change in restricted cash	135	(86)
Net cash used in investing activities	(65,164)	(44,396)
Cash flows from financing activities:
Advances on revolving credit facilities	15,500	84,000
Payments on revolving credit facilities	(258,250)	(77,000)
Debt issuance cost	(9,016)	(431)
Termination of second lien	—	(225)
Proceeds from senior notes offering	347,354	—
Proceeds from over-allotment option	34,457	—
Cost incurred in conjunction with over-allotment option	(1,872)	—
Cost incurred in conjunction with initial public offering	(601)	—
Predecessor contributions	—	12,776
Net cash provided by financing activities	127,572	19,120
Net change in cash and cash equivalents	90,227	(28,345)
Cash and cash equivalents, beginning of period	3,115	43,126
Cash and cash equivalents, end of period	$93,342	$14,781

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (deficit)	Total
December 31, 2016	$917	$1,017,368	$(10,397)	$1,007,888
Net income (loss)	—	—	20,252	20,252
Proceeds from over-allotment option	23	34,434	—	34,457
Costs incurred in connection with over-allotment option	—	(1,872)	—	(1,872)
Amortization of equity awards	—	495	—	495
March 31, 2017	$940	$1,050,425	$9,855	$1,061,220

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

WildHorse Resource Development Corporation is a publicly traded Delaware corporation, the common shares of which are listed on the New York Stock Exchange (“NYSE”) under the symbol “WRD.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “WRD,” or “the Company” are intended to mean the business and operations of WildHorse Resource Development Corporation and its consolidated subsidiaries. We are an independent oil and natural gas company focused on the acquisition, exploitation, development and production of oil, natural gas and NGL resources.

Reference to “WHR II” or our “predecessor” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries. Reference to “Esquisto I” refers to Esquisto Resources, LLC.  Reference to “Esquisto II” refers to Esquisto Resources II, LLC.  Reference to “Esquisto Merger” refers to the merger of Esquisto I with and into Esquisto II on January 12, 2016.  Reference to “Esquisto” refers (i) for the period beginning February 17, 2015 (date of common control) through January 11, 2016, to Esquisto I and Esquisto II on a combined basis and (ii) for the period beginning January 12, 2016 through the completion of our initial public offering on December 19, 2016, to Esquisto II.  Reference to “Acquisition Co.” refers to WHE AcqCo., LLC, an entity that was formed to acquire the Burleson North assets (see Note 3—Acquisitions and Divestitures). Reference to “WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC.  Reference to “Previous owner” refers to both Esquisto and Acquisition Co.. Reference to “Esquisto Investment Holdings” refers to Esquisto Investment Holdings, LLC.  Reference to “WildHorse Holdings” refers to WHR Holdings, LLC. Reference to “Esquisto Holdings” refers to Esquisto Holdings, LLC. Reference to “Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC. Reference to “NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto and Acquisition Co.

Contemporaneously with our initial public offering, (i) the owners of WHR II exchanged all of their interests in WHR II for equivalent interests in WildHorse Investment Holdings and the owners of Esquisto exchanged all of their interests in Esquisto for equivalent interests in Esquisto Investment Holdings, (ii) WildHorse Investment Holdings contributed all of the interests in WHR II to WildHorse Holdings, Esquisto Investment Holdings contributed all of the interests in Esquisto to Esquisto Holdings and the owner of Acquisition Co. contributed all of its interests in Acquisition Co. to Acquisition Co. Holdings and (iii) WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings contributed all of the interests in WHR II, Esquisto and Acquisition Co., respectively, to us in exchange for shares of our common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.  WHR II has two wholly owned subsidiaries – WildHorse Resources Management Company, LLC (“WHRM”) and Oakfield Energy LLC (“Oakfield”).  Esquisto has two wholly owned subsidiaries – Petromax E&P Burleson, LLC and Burleson Water Resources, LLC.  WHRM is the named operator for all oil and natural gas properties owned by us.

Basis of Presentation

Our predecessor’s financial statements were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the financial statements included herein for the three months ended March 31, 2016 have been derived from the combined financial position and results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gathering, processing, and transportation costs were previously accounted for as revenue deductions and are now being presented as costs and expenses on our statements of operations on a separate line item.  Oakfield drip condensate was reclassified from oil sales to other income.

All material intercompany transactions and balances have been eliminated in preparation of our condensed consolidated and combined financial statements. The accompanying condensed consolidated and combined interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations (“ARO”); (6) environmental remediation costs; (7) valuation of derivative instruments; (8) contingent liabilities and (9) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2016 Form 10-K.

Supplemental Cash Flow Information

Supplement cash flow for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$656	$1,882
Noncash investing activities:
Increase in capital expenditures in accounts payables and accrued liabilities	25,528	6,535

New Accounting Standards

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to simplify the guidance on employee share-based payment accounting. The update involved several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This new standard became effective for annual periods beginning after December 15, 2016. The Company adopted this guidance as of January 1, 2017 and it did not have a material impact on our consolidated financial statements.  We elected to account for forfeitures on share-based payments by recognizing forfeitures of awards as they occur.

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

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended March 31,
2017	2016
$599	$—

2017 Acquisitions

We announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas.  On February 2, 2017, we closed one transaction for approximately $2.4 million, subject to

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

customary post-closing adjustments.  We allocated $2.3 million of the purchase price to unproved oil and natural gas properties.  See “Note 18—Subsequent Events” for further information.

2016 Acquisitions

Burleson North Acquisition.  As discussed in our 2016 Form 10-K, we completed an acquisition of approximately 158,000 net acres of oil and natural gas properties adjacent to our existing Eagle Ford acreage on December 19, 2016 in connection with our initial public offering (the “Burleson North Acquisition”). Funds wired on December 19, 2016 were $389.8 million.  During the three months ending March 31, 2017, we received a post-closing receipt of $3.9 million.  The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition date after customary post-closing adjustments (in thousands).  We allocated $162.9 million of the purchase price to unproved oil and natural gas properties.

Purchase Price
Oil and natural gas properties	$395,591
Other property and equipment	478
Accounts receivable	1,257
Accounts payable	(1,816)
Asset retirement obligations	(3,101)
Accrued liabilities	(6,503)
Total identifiable net assets	$385,906

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2016  as though the Burleson North Acquisition had been completed on January 1, 2015. The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired and (ii) depletion expense applied to the adjusted basis of the properties acquired. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For Three Months Ended March 31, 2016
Revenues	$35,334
Net income (loss)	(14,229)
Basic and diluted earnings per unit	n/a

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2017 and December 31, 2016 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$15,689	$—	$15,689

Liabilities:
Commodity derivatives	$—	$6,697	$—	$6,697

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7	$—	$7

Liabilities:
Commodity derivatives	$—	$22,185	$—	$22,185

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of AROs is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See “Note 8—Asset Retirement Obligations” for a summary of changes in AROs.

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. We did not record impairments during the three months ended March 31, 2017 and 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three months ended March 31, 2017, we recorded $0.7 million of impairments of unproved properties.  We did not record any impairments for the three months ended March 31, 2016.

Note 5. Risk Management and Derivative Instruments

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

Commodity Derivatives

We have fixed price commodity swaps, collars and deferred purchased puts to accomplish our hedging strategy. Collars consist of a sold call and a purchased put that establishes a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the three months ended March 31, 2017 is net of deferred premiums of $0.1 million.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, specifically only lenders under our revolving credit facility. These transactions could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following derivative contracts were in place at March 31, 2017:

	Remainder 2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	6,346,000	11,565,800	9,877,900
Weighted-average fixed price	$3.15	$3.03	$2.81

Collar contracts:
Volume (MMBtu)	4,140,000	—	—
Weighted-average floor price	$3.00	$—	$—
Weighted-average ceiling price	$3.36	$—	$—

Put options:
Volume (MMBtu)	3,095,895	—	—
Weighted-average floor price	$3.40	$—	$—
Weighted-average put premium	$(0.37)	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	1,526,900	1,638,500	1,381,300
Weighted-average fixed price	$52.82	$53.68	$54.92

Collar contracts:
Volume (Bbls)	43,872	25,096	—
Weighted-average floor price	$50.00	$50.00	$—
Weighted-average ceiling price	$62.10	$62.10	$—

Put options:
Volume (Bbls)	1,325,036	—	—
Weighted-average floor price	$55.00	$—	$—
Weighted-average put premium	$(4.77)	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2017 and December 31, 2016. There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2017	2016	2017	2016
Commodity contracts	Short-term derivative instruments	$6,626	$4	$5,660	$14,091
Netting arrangements	Short-term derivative instruments	(952)	(4)	(952)	(4)
Net recorded fair value		$5,674	$—	$4,708	$14,087

Commodity contacts	Long-term derivative instruments	$9,063	$3	$1,037	$8,094
Netting arrangements	Long-term derivative instruments	(670)	(3)	(670)	(3)
Net recorded fair value		$8,393	$—	$367	$8,091

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) & Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Statements of Unaudited Condensed Consolidated and Combined Operations. The following table details the gains and losses related to derivative instruments for the three months ending March 31, 2017 and 2016 (in thousands):

	Statements of	For the Three Months Ended March 31,
	Operations Location	2017	2016
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(31,291)	$(3,246)

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Oil, natural gas and NGL sales	$17,309	$13,390
Joint interest billings	8,993	7,898
Severance tax	89	392
Other current receivables	755	4,848
Allowance for doubtful accounts	(100)	(100)
Total	$27,046	$26,428

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Capital expenditures	$43,462	$17,934
Deferred rent	392	386
Lease operating expense	2,565	2,608
General and administrative	2,849	1,471
Severance and ad valorem taxes	2,220	194
Interest expense	4,014	346
Other accrued liabilities	501	432
Total	$56,003	$23,371

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2017 (in thousands):

Asset retirement obligations at beginning of period	$11,033
Accretion expense	150
Liabilities incurred	60
Revisions	(285)
Asset retirement obligations at end of period	10,958
Less: current portion	(90)
Asset retirement obligations – long-term	$10,868

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	For the Year Ended December 31,
Credit Facility	2017	2016
WRD revolving credit facility	$—	$242,750
6.875% senior unsecured notes, due February 2025 (1)	350,000	—
Unamortized discounts	(2,604)	—
Unamortized debt issuance costs - 6.875% senior unsecured notes	(8,613)	—
Total long-term debt	$338,783	$242,750

(1)

The estimated fair value of this fixed-rate debt was $338.2 million at March 31, 2017.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our credit facility was the following at the date indicated (in thousands):

March 31,
Credit Facility	2017
WRD revolving credit facility	$362,500

Subsequent Events.  On April 4, 2017, WRD’s revolving credit facility borrowing base was increased to $450.0 million in connection with the semi-annual borrowing redetermination by the lenders.  On April 27, 2017, standby letters of credit of $1.9 million were issued to the Railroad Commission of Texas under our revolving credit facility.

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  The consummation of our 2025 Senior Notes offering automatically reduced the borrowing base of our revolving credit facility by $87.5 million. The net proceeds from the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

We may redeem all or any part of the 2025 Senior Notes at a “make-whole” redemption price, plus accrued and unpaid interest, at any time before February 1, 2020.  We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes prior to February 1, 2020 in an amount not greater than the net cash proceeds from one or more equity offerings at a redemption price of 106.875% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the issuance and sale of the 2025 Senior Notes, the Company and our subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with a representative of the initial purchasers of the 2025 Senior Notes, dated February 1, 2017. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC so that holders of the 2025 Senior Notes can exchange the 2025 Senior Notes for registered notes that have substantially identical terms. In addition, we have agreed to exchange the guarantees related to the 2025 Senior Notes for registered guarantees having substantially the same terms as the original guarantees. The Company and the guarantors will use commercially reasonable best efforts to cause the exchange to be consummated within 365 days after the issuance of the 2025 Senior Notes. The Company and the guarantors are required to pay additional interest if they fail to comply with their obligations to register the 2025 Senior Notes within the specified time periods.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended March 31,
Credit Facility	2017	2016
WRD revolving credit facility	3.52%	n/a
WHR II revolving credit facility terminated December 2016	n/a	3.00%
Esquisto - revolving credit facility terminated December 2016	n/a	2.81%
Esquisto - revolving credit facility terminated January 2016	n/a	2.97%
Esquisto - Second lien terminated in January 2016	n/a	9.50%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
WRD revolving credit facility (1)	$2,479	$2,904
6.875% senior unsecured notes, due February 2025	8,613	n/a
Total	$11,092	$2,904

(1)

We classified $0.5 million and $0.6 million of unamortized deferred financing costs at March 31, 2017 and December 31, 2016, respectively, under current assets as a component of “prepaid expenses and other current assets.”

Note 10. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued for the three months ended March 31, 2017:

Balance, December 31, 2016	91,680,441
Common stock issued	2,297,100
Restricted common stock issued	10,000
Balance, March 31, 2017	93,987,541

On January 17, 2017, we issued and sold 2,297,100 shares of our common stock at an offering price of $15.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option associated with our initial public offering the (“Option Exercise”). We received net proceeds of $32.6 million from the Option Exercise, all of which was used to repay outstanding borrowings under our revolving credit facility.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

See “Note 12—Long Term Incentive Plan” for additional information regarding the shares of restricted common stock that were granted in connection with our initial public offering. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Predecessor Equity

The predecessor received capital contributions of $12.8 million from its members during the three months ended March 31, 2016.

Note 11. Earnings per share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three months ending March 31, 2017 (in thousands, except per share amounts):

Numerator:
Net income (loss) available to WildHorse Resources	$20,252
Denominator:
Weighted-average common shares outstanding (in thousands) (1)	93,216
Basic EPS	$0.22
Diluted EPS (1)	$0.22

(1)

The Company determines the more dilutive of either the two-class method or the treasury stock method for diluted EPS. The two-class method was more dilutive for the three months ended March 31, 2017.  For the three months ended March 31, 2017, 6 incremental shares were included in the calculation of diluted EPS under the treasury stock method.

Note 12. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”). The 2016 LTIP, authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common stock outstanding at December 31, 2016	353,334	$14.50
Granted (2)	10,000	$14.22
Restricted common stock outstanding at March 31, 2017	363,334	$14.49

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2017 was $0.1 million based on grant date market price of $14.22 per share.

For the three months ended March 31, 2017, we recorded $0.5 million of recognized compensation expense associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $4.7 million at March 31, 2017.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.58 years.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Incentive Units

The governing documents of WHR II provided for the issuance of incentive units. WHR II granted incentive units to certain of its members who were key employees at the time of grant. The incentive units were accounted for similar to liability-classified awards as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. The payment likelihood related to the WHR II incentive units was not deemed probable for the three months ended March 31, 2016.  As such, no compensation expense was recognized by our predecessor.

In connection with the Corporate Reorganization, the WHR II incentive units were transferred to WildHorse Investment Holdings in exchange for substantially similar incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings granted certain officers and employees awards of incentive units in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at March 31, 2017.  As such, no compensation expense was recognized by us.  Unrecognized compensation costs associated with these incentive units was $27.6 million at March 31, 2017.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of March 31, 2017
Expected life (years)	1.29 - 5.54
Expected volatility (range)	57.0% - 64.0%
Dividend yield	0.0%
Risk-free rate (range)	1.09% - 1.99%

Note 14. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three months ended March 31, 2017, we received $0.9 million from Genesis.

NGP Affiliated Companies

Highmark Energy Operating, LLC.  During the three months ended March 31, 2017 and 2016, we received net payments of less than $0.1 million and $0.2 million, respectively, from Highmark Energy Operating, LLC, a NGP affiliated company, for non-operated working interests in oil and natural gas properties we operate.

Cretic Energy Services, LLC.  During the three months ended 2016, we made payments of $0.1 million to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities. We did not record any related party payments or receipts for the three months ended March 31, 2017.

PennTex Midstream Partners, LP. During the three months ended March 31, 2016, we made net payments of less than $0.1 million to PennTex Midstream Partners, LP (“PennTex”), a former NGP affiliated company, for the gathering, processing and transportation of natural gas and NGLs.  Our related party relationship ceased in the fall of 2016 when a third-party acquired controlling interests in PennTex.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

WildHorse Resources, LLC. WildHorse Resources, LLC (“WHR”), an entity formerly under common control with WHR II, ceased being a related party in September 2016 when its parent company was acquired by a third party. During the three months ended March 31, 2016, we paid net payments of less than $0.1 million to WHR’s parent company for non-operated working interests in oil and natural gas properties we operate.

NGP X US Holdings LP.  Our predecessor paid NGP X US Holdings LP. less than $0.1 million during the three months ended March 31, 2016 for director fees.

CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon is President of these entities.  During the three months ended March 31, 2017 we had net receipts of $0.3 million from certain CH4 Energy entities for non-operated working interests in oil and natural gas properties we operate.  We did not have any related party payments or receipts for the three months ended March 31, 2016.

Promissory Notes. WHR II issued promissory notes in favor of certain members of WHR II’s management to fund future capital commitments and carried an interest rate of 2.5%.  On November, 9, 2016, the management members conveyed to the predecessor certain ownership interests in the predecessor in exchange for the discharge in full and the termination of all the promissory note advances then outstanding. There were no management payments of promissory note interest during the three months ended March 31, 2016.

Previous Owner Related Party Transactions

Notes payable to members.  During the three months ended March 31, 2016, Esquisto accrued $1.0 million, as general and administrative expenses payable to its members. In connection with our initial public offering, the Esquisto notes payable to its members were paid off.

Services provided by member.  Esquisto paid Calbri Energy, Inc. (“Calbri”), a less than 1% former owner, $0.1 million for the three months ended March 31, 2016, for completion consulting services.

Operator. Esquisto paid Petromax Operating Company, Inc. (“Petromax”), who was the operator of the majority of Esquisto’s wells, $0.3 million during the three months ended March 31, 2016 for overhead charges on drilling and producing wells at market rates as set forth in joint operating agreements and in accordance with an operating agreement between Petromax and Esquisto. Petromax is owned 33.3% by Mike Hoover, the former Chief Operating Officer of Esquisto, who also indirectly owned one of the former members of Esquisto.

Related Party Agreements

Registration Rights Agreement and Stockholders’ Agreement

A discussion of these agreements is included in our 2016 Form 10-K.

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, PetroMax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we will pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  During the three months ended March 31, 2017, we paid the Service Providers $0.1 million.

Note 15. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  We have identified two operating segments – the Eagle Ford and North Louisiana – that have been aggregated into one reportable segment that is engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues.  Furthermore, all of our revenues are from external

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

customers.  The Company uses Adjusted EBITDAX as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$20,252	$(14,216)
Interest expense, net	5,571	1,972
Income tax (benefit) expense	11,700	139
Depreciation, depletion and amortization	26,443	22,063
Exploration expense	1,615	7,443
(Gain) loss on derivative instruments	(31,291)	(3,246)
Cash settlements received (paid) on derivative instruments	(983)	3,373
Stock-based compensation	495	—
Acquisition related costs	599	—
Debt extinguishment costs	(11)	358
Public offering costs	182	—
Non-cash liability amortization	—	(183)
Total Adjusted EBITDAX	$34,572	$17,703

Note 16. Income Taxes

The Company is a corporation subject to federal and state income taxes. Prior to our initial public offering, we were primarily organized as pass-through entities for federal income tax purposes and were not subject to federal income taxes; however, one of our predecessor subsidiaries previously elected to be taxed as a corporation and was subject to federal and state income taxes. Compensation expense or benefit associated with the incentive units (discussed in Note 13) creates a nondeductible permanent difference for income tax purposes.

Income tax expense for the three months ended March 31, 2017 was $11.7 million compared to income tax expense of $0.1 million for the three months ended March 31, 2016. The period-to-period increase was primarily a result of being a corporation subject to federal and state income tax subsequent to our initial public offering. The effective tax rate for the three months ended March 31, 2017 and 2016 was 36.6% and negative 1.0%, respectively. The effective tax rate differed from the statutory federal income tax rate during the three months ended March 31, 2017 primarily due to the impact of state income tax (net of federal benefit).  The effective tax rate differed from the statutory federal income tax rate during the three months ended March 31, 2016 primarily due to the impact of pass-through entities and state income tax (net of federal benefit).

The Company reported no liability for unrecognized tax benefits as of March 31, 2017 and expects no significant change to the unrecognized tax benefits in the next twelve months.

Note 17. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and threatened legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of March 31, 2017 and December 31, 2016. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

From time to time, we could be liable for environmental claims arising in the ordinary course of business. No environmental obligations were recognized at March 31, 2017 and December 31, 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Firm Gas Transportation Service Agreement

The Company has an existing firm gas transportation service agreement with Regency Intrastate Gas LLC as discussed in our 2016 Form 10-K.

Letters of Credit and Certificate of Deposit

The company has existing standby letters of credit issued to the Louisiana Office of Conservation and the Railroad Commission of Texas.  These standby letters of credit are cash collateralized by certificates of deposits.  The fair value of the certificates of deposits were $0.8 million and $0.9 million at March 31, 2017 and December 31, 2016, respectively, and were recorded on our balance sheet as restricted cash.

Dedicated Fracturing Fleet Services Agreement

During the three months ended March 31, 2017, the Company entered into a 20-month dedicated fracturing fleet services agreement to complete wells in a timely manner following conclusion of drilling operations. The agreement may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.7 million that covers the cost of equipment and personnel.  In addition to the fixed monthly service charge, we have agreed to pay $6,000 for each stage completed in excess of 360 stages per calendar quarter.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however, an early termination fee of approximately $1.4 million times the number of months remaining under the initial term of the contract would be payable on the termination date.

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.4 million during the three months ended March 31, 2017.

Note 18. Subsequent Events

APC/KKR Acquisition

On May 10, 2017, we, through our new wholly owned subsidiary, WHR Eagle Ford LLC (“WHR EF”),  entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR” and, together with APC, the “First Sellers”), as sellers, to acquire certain acres and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together, with the First Sellers, the “Sellers”), as sellers, to acquire certain acres and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

Pursuant to the Acquisition Agreements, we are acquiring approximately 111,000 aggregate net acres and the associated production therefrom. The aggregate purchase price for the assets, as described in the Acquisition Agreements, subject to customary adjustments as provided in the Acquisition Agreements, consists of approximately $556 million of cash to the APC Subs, as applicable, and approximately 6.3 million shares of our common stock valued at approximately $69 million to KKR (in the aggregate, the “Purchase Price”).  The common stock portion of the Purchase price payable to KKR will be issued pursuant to a Stock Issuance Agreement that was executed, on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR. We and KKR have made customary representations, warranties and covenants in the Stock Issuance Agreement. The closing of the common stock issuance is conditioned upon and will occur simultaneous with the closing of the Acquisition.We and the Sellers have made customary representations, warranties and covenants in the Acquisition Agreements. The Sellers have made certain additional customary covenants, including, among others, covenants to conduct its business in the ordinary course between the execution of the Acquisition Agreements and the closing of the Acquisition and not to engage in certain kinds of transactions during that period, subject to certain exceptions. The Sellers have agreed not to take certain specified actions without our consent during the time between execution of the Acquisition Agreements and the closing of the Acquisition.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Consummation of the Acquisition is subject to customary conditions. The Acquisition is expected to close on or about June 30, 2017 with an effective date of January 1, 2017. The Acquisition Agreements may be terminated under customary circumstances.

Preferred Stock Issuance

To partially fund the cash portion of the Purchase Price, on May 10, 2017, we entered in to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (“Carlyle”), an affiliate of The Carlyle Group, whereby we agreed to issue and sell to Carlyle, and Carlyle agreed to purchase from us, 435,000 shares of our preferred stock, par value $0.01 per share, designated as “Series A Perpetual Convertible Preferred Stock” (the “Preferred Stock”), having terms set forth in the Certificate of Designations, a form of which is an annex to the Preferred Stock Purchase Agreement.

The Preferred Stock will rank senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution.  The Preferred Stock will have an initial liquidation preference of $1,000 per share and will pay a dividend rate of 6% per annum in cash or, if a cash dividend is not declared and paid in respect of any dividend payment period, by adding additional amounts to the liquidation preference in kind. The Preferred Stock will also participate in dividends and distributions on our common stock on an as-converted basis. If at any time following the 30-month anniversary of the issuance date the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

The Preferred Stock is convertible at the option of the holders at any time following the first anniversary of the closing date into the amount of shares of common stock per share of Preferred Stock (such rate, the “Conversion Rate”) equal to (i) the quotient of (A) the sum of the Liquidation Preference (as defined in the Preferred Stock Purchase Agreement) plus an amount equal to the accrued but unpaid dividends and distributions not previously added to the Liquidation Preference divided by (B) a conversion price of $13.90 (the “Conversion Price”), subject to customary anti-dilution adjustments.  The holders of Preferred Stock may also convert their Preferred Stock at the Conversion Rate prior to the first anniversary of the closing date in connection with certain change of control transactions and in connection with sales of common stock by certain of our existing shareholders.

Following the fourth anniversary of the closing date, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on and including the date of delivery of the Company’s notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion.   Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180 day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on and including the date of delivery of the Company’s notice to convert.

If the Company undergoes certain change of control transactions, the holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock for cash in an amount equal to the Liquidation Preference, plus the net present value of dividend payments that would have been accrued as payable to the holders following the date of the consummation of such change of control and through the day that is 30 months after the closing date, in the case of any change of control occurring prior to the 30-month anniversary of the closing date (the “COC Redemption Price”).  In addition, the Company will have the right in connection with any such change of control transaction to redeem any Preferred Stock that is not otherwise converted or redeemed as described in the preceding sentence for cash at the COC Redemption Price.

At any time after the fifth anniversary of the closing date, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to, per each share of Preferred Stock, (i) on or prior to the sixth anniversary of the closing date, the Liquidation Preference multiplied by 112%, (ii) on or prior to the seventh anniversary of the closing date, the Liquidation Preference multiplied by 109% or (ii) after the seventh anniversary of the closing date, the Liquidation Preference multiplied by 106%.

Until conversion, the holders of the Preferred Stock will vote together with our common stock on an as-converted basis and will also have rights to vote as a separate class on certain matters impacting the Preferred Stock. However, the Preferred Stock will not be entitled to vote with the common stock on an as-converted basis, will not be convertible into our common stock and will not be entitled to the board election rights described below until the later of (i) the 21st day after the date on which we mail to our shareholders an information statement regarding the issuance of the Preferred Stock and (ii) the date certain required regulatory approvals are obtained.

In addition, Carlyle as a holder of Preferred Stock will be entitled to elect (i) two directors to our board of directors for so long as Carlyle owns 10% of our outstanding common stock on an as-converted basis and (ii) one board seat for so long as Carlyle holds 5% of our outstanding common stock on an as-converted basis.

The closing of the Preferred Stock issuance is conditioned upon and will close simultaneously with the closing of the Acquisition.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As conditions to closing under the Stock Issuance Agreement and the Preferred Purchase Agreement we have agreed to amend and restate our existing registration rights agreement with WHR Holdings, LLC, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, NGP XI US Holdings, L.P., Jay C. Graham and Anthony Bahr in order to grant certain registration rights to KKR and Carlyle.

The remainder of the cash portion of the Purchase Price is to be funded by borrowings under our revolving credit facility.

Eagle Ford Acquisitions

In February 2017, we announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas.  We closed one transaction in February 2017 as discussed in “Note 3—Acquisitions and Divestitures.”  The remaining transactions closed in April 2017 for an aggregate price of approximately $13.2 million, subject to customary post-closing adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 (“2016 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, drilling results, regulatory changes and other uncertainties, as well as those factors discussed in “Part I—Item 1A. Risk Factors” of our 2016 Form 10-K, “Part II—Item 1A. Risk Factors” contained in this Quarterly Report and “Cautionary Statement Regarding Forward-Looking Statements” in the front of the Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

WildHorse Resource Development Corporation (the “Company”) is a Delaware corporation, the common stock, par value $0.01 per share, of which is listed on the New York Stock Exchange (“NYSE”) under the symbol “WRD.”

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources. Our assets are characterized by concentrated acreage positions in Southeast Texas and North Louisiana with multiple producing stratigraphic horizons, or stacked pay zones, and attractive single-well rates of return. In Southeast Texas, we primarily operate in Burleson, Lee and Washington Counties where we primarily target the Eagle Ford Shale. In North Louisiana, we operate in and around the highly prolific Terryville Complex, where we primarily target the over-pressured Cotton Valley play.

As of December 31, 2016, we had assembled a total leasehold position of approximately 467,319 gross (371,198 net) acres across our expanding acreage, including approximately 321,661 gross (262,742 net) acres in the Eagle Ford and approximately 145,658 gross (108,456 net) acres in North Louisiana. We have identified a total of approximately 4,548 gross (2,350 net) drilling locations across our acreage as of December 31, 2016.

Recent Developments

APC/KKR Acquisition

On May 10, 2017, we, through our new wholly owned subsidiary, WHR Eagle Ford LLC (“WHR EF”),  entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR” and, together with APC, the “First Sellers”), as sellers, to acquire certain acres and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together, with the First Sellers, the “Sellers”), as sellers, to acquire certain acres and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

Pursuant to the Acquisition Agreements, we are acquiring approximately 111,000 aggregate net acres and the associated production therefrom. The aggregate purchase price for the assets, as described in the Acquisition Agreements, subject to customary adjustments as provided in the Acquisition Agreements, consists of approximately $556 million of cash to the APC Subs, as applicable, and approximately 6.3 million shares of our common stock valued at approximately $69 million to KKR (in the aggregate, the “Purchase Price”).  The common stock portion of the Purchase price payable to KKR will be issued pursuant to a Stock Issuance Agreement that was executed, on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR. We and KKR have made customary representations, warranties and covenants in the Stock Issuance Agreement. The closing of the common stock issuance is conditioned upon and will occur simultaneous with the closing of the Acquisition.We and the Sellers have made customary representations, warranties and covenants in the Acquisition Agreements. The Sellers have made certain additional customary covenants, including, among others, covenants to conduct its business in the ordinary course between the execution of the Acquisition Agreements and the closing of the Acquisition and not to engage in certain kinds of transactions during that period, subject to certain exceptions. The Sellers have agreed not to take certain specified actions without our consent during the time between execution of the Acquisition Agreements and the closing of the Acquisition.

Consummation of the Acquisition is subject to customary conditions. The Acquisition is expected to close on or about June 30, 2017 with an effective date of January 1, 2017. The Acquisition Agreements may be terminated under customary circumstances.

The foregoing summary of the Acquisition Agreements and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Acquisition Agreements, which are filed as Exhibits 2.2 and 2.3 to this Quarterly Report, and incorporated herein by reference.

Preferred Stock Issuance

To partially fund the cash portion of the Purchase Price, on May 10, 2017, we entered in to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (“Carlyle”), an affiliate of The Carlyle Group, whereby we agreed to issue and sell to Carlyle, and Carlyle agreed to purchase from us, 435,000 shares of our preferred stock, par value $0.01 per share, designated as “Series A Perpetual Convertible Preferred Stock” (the “Preferred Stock”), having terms set forth in the Certificate of Designations, a form of which is an annex to the Preferred Stock Purchase Agreement.

The Preferred Stock will rank senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution.  The Preferred Stock will have an initial liquidation preference of $1,000 per share and will pay a dividend rate of 6% per annum in cash or, if a cash dividend is not declared and paid in respect of any dividend payment period, by adding additional amounts to the liquidation preference in kind. The Preferred Stock will also participate in dividends and distributions on our common stock on an as-converted basis. If at any time following the 30-month anniversary of the issuance date the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

The Preferred Stock is convertible at the option of the holders at any time following the first anniversary of the closing date into the amount of shares of common stock per share of Preferred Stock (such rate, the “Conversion Rate”) equal to (i) the quotient of (A) the sum of the Liquidation Preference (as defined in the Preferred Stock Purchase Agreement) plus an amount equal to the accrued but unpaid dividends and distributions not previously added to the Liquidation Preference divided by (B) a conversion price of $13.90 (the “Conversion Price”), subject to customary anti-dilution adjustments.  The holders of Preferred Stock may also convert their Preferred Stock at the Conversion Rate prior to the first anniversary of the closing date in connection with certain change of control transactions and in connection with sales of common stock by certain of our existing shareholders.

Following the fourth anniversary of the closing date, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on and including the date of delivery of the Company’s notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion.   Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180 day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on and including the date of delivery of the Company’s notice to convert.

If the Company undergoes certain change of control transactions, the holders of the Preferred Stock shall be entitled to cause the Company to redeem the Preferred Stock for cash in an amount equal to the Liquidation Preference, plus the net present value of dividend payments that would have been accrued as payable to the holders following the date of the consummation of such change of control and through the day that is 30 months after the closing date, in the case of any change of control occurring prior to the 30-month anniversary of the closing date (the “COC Redemption Price”).  In addition, the Company will have the right in connection with any such change of control transaction to redeem any Preferred Stock that is not otherwise converted or redeemed as described in the preceding sentence for cash at the COC Redemption Price.

At any time after the fifth anniversary of the closing date, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to, per each share of Preferred Stock, (i) on or prior to the sixth anniversary of the closing date, the Liquidation Preference multiplied by 112%, (ii) on or prior to the seventh anniversary of the closing date, the Liquidation Preference multiplied by 109% or (ii) after the seventh anniversary of the closing date, the Liquidation Preference multiplied by 106%.

Until conversion, the holders of the Preferred Stock will vote together with our common stock on an as-converted basis and will also have rights to vote as a separate class on certain matters impacting the Preferred Stock. However, the Preferred Stock will not be entitled to vote with the common stock on an as-converted basis, will not be convertible into our common stock and will not be entitled to the board election rights described below until the later of (i) the 21st day after the date on which we mail to our shareholders an information statement regarding the issuance of the Preferred Stock and (ii) the date certain required regulatory approvals are obtained.

In addition, Carlyle as a holder of Preferred Stock will be entitled to elect (i) two directors to our board of directors for so long as Carlyle owns 10% of our outstanding common stock on an as-converted basis and (ii) one board seat for so long as Carlyle holds 5% of our outstanding common stock on an as-converted basis.

The closing of the Preferred Stock issuance is conditioned upon and will close simultaneously with the closing of the Acquisition.

As conditions to closing under the Stock Issuance Agreement and the Preferred Purchase Agreement we have agreed to amend and restate our existing registration rights agreement with WHR Holdings, LLC, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, NGP XI US Holdings, L.P., Jay C. Graham and Anthony Bahr in order to grant certain registration rights to KKR and Carlyle.

The remainder of the cash portion of the Purchase Price is to be funded by borrowings under our revolving credit facility.

The foregoing summary of the Preferred Stock Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Preferred Stock Purchase Agreement, which is filed as Exhibit 4.4 to this Quarterly Report and incorporated herein by reference.

Borrowing Base Redetermination

On April 4, 2017, our revolving credit facility borrowing base was increased from $362.5 million to $450.0 million in connection with the semi-annual borrowing base redetermination by our lenders.  In addition to our semi-annual borrowing base redetermination, we amended our revolving credit facility to add additional lenders.

Eagle Ford Acquisitions

In February 2017, we announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas for an aggregate price of approximately $15.6 million, subject to customary post-closing adjustments.  One transaction closed in February 2017 and the remaining transactions closed in April 2017.

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

•

Taxes other than Income Taxes. Production taxes are paid on produced oil and natural gas based on rates established by federal, state or local taxing authorities. In general, the production taxes we pay correlate to the changes in oil, natural gas and NGLs revenues. Production taxes for our Texas properties are based on the market value of our production at the wellhead.  Production taxes for our Louisiana properties are based on our gross production at the wellhead. We are also subject to ad valorem taxes in the counties and parishes where our production is located. Ad valorem taxes for our Texas properties are based on the fair market value of our mineral interests for producing wells. Ad valorem taxes for our Louisiana properties are assessed based on the cost of our oil and natural gas properties. Louisiana imposes a capital based franchise tax on corporations based on capital employed within the state.

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

•

Impairment Expense. We review our proved properties and unproved leasehold costs for impairment whenever events and changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Impairment of unproved leasehold costs are recorded within exploration expense.

•

General and Administrative Expenses. General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, stock-based compensation, public company expenses, IT expenses, audit and other fees for professional services, including legal compliance and acquisition-related expenses.

•

Exploration Expense. Exploration expense is geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, lease abandonment and delay rentals. Exploration expense also includes rig standby and rig contract termination fees.

•

Incentive unit compensation expense. See “Note 13—Incentive Units” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

•

Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense as we continue to grow.  Interest expense includes the amortization of debt issuance costs as well as the write-off of unamortized debt issuance costs.

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

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) environmental remediation costs; (7) valuation of derivative instruments; (8) contingent liabilities and (9) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

A discussion of our critical accounting policies and estimates is included in our 2016 Form 10-K. There have been no significant changes to our critical accounting policies and estimates.

Results of Operations

The results of operations of our predecessor were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the results of operations presented below for the three months ended March 31, 2016 have been derived from the combined results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following:

•

the acquisition of approximately 158,000 net acres of oil and natural gas properties adjacent to our existing Eagle Ford acreage on December 19, 2016 in connection with our initial public offering (the “Burleson North Acquisition”) for a final purchase price of $385.9 million, net of customary post-closing adjustments;

•

incremental G&A expenses as a result of being a publicly traded company including, but not limited to, Exchange Act reporting expenses; expenses associated with Sarbanes Oxley compliance; expenses associated with shares of our common stock being listed on a national securities exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and independent director compensation; and

•	the February 2017 private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues:
Oil sales	$39,077	$13,253
Natural gas sales	12,145	10,206
NGL sales	2,663	945
Other income	407	723
Total operating revenues	54,292	25,127
Operating expenses:
Lease operating expenses	6,928	2,760
Gathering, processing and transportation	1,700	1,891
Gathering system operating expense	19	54
Taxes other than income tax	3,899	1,472
Depreciation, depletion and amortization	26,443	22,063
General and administrative expenses	7,482	4,449
Exploration expense	1,615	7,443
Total operating expenses	48,086	40,132
Income (loss) from operations	6,206	(15,005)
Other income (expense):
Interest expense	(5,571)	(1,972)
Debt extinguishment costs	11	(358)
Gain (loss) on derivative instruments	31,291	3,246
Other income (expense)	15	12
Total other income (expense)	25,746	928
Income (loss) before income taxes	31,952	(14,077)
Income tax benefit (expense)	(11,700)	(139)
Net income (loss)	20,252	(14,216)
Net income (loss) allocated to previous owners	—	(2,517)
Net income (loss) allocated to predecessor	—	(11,699)
Net income (loss) available to WildHorse Resources	$20,252	$—
Net income (loss) per common share:
Basic and diluted	$0.22	n/a
Weighted-average common shares outstanding:
Basic and diluted	93,216	n/a
Oil and natural gas revenue:
Natural gas	$12,145	$10,206
Crude oil	39,077	13,253
Natural gas liquids	2,663	945
Total oil and natural gas revenue	$53,885	$24,404
Production volumes:
Natural gas (MMcf)	3,849	4,801
Oil (MBbls)	783	446
NGLs (MBbls)	160	111
Total (MBoe)	1,584	1,357
Average sales price:
Natural gas (per Mcf)	$3.16	$2.13
Oil (per Bbl)	49.90	29.72
NGLs (per Bbl)	16.65	8.51
Total (per Boe)	$34.01	$17.98
Average production volumes:
Natural gas (MMcf/d)	42.8	52.8
Oil (MBbls/d)	8.7	4.9
NGLs (MBbls/d)	1.8	1.2
Average net production (MBoe/d)	17.6	14.9
Average unit costs per Boe:
Lease operating expenses	$4.37	$2.03
Gathering, processing and transportation	$1.07	$1.39
Taxes other than income tax	$2.46	$1.08
General and administrative expenses	$4.72	$3.28
Depletion, depreciation and amortization	$16.69	$16.26

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the three months ended March 31, 2017 and the three months ended March 31, 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $53.9 million for 2017 compared to $24.4 million for 2016, an increase of $29.5 million (approximately 120%). Production increased 0.2 MMBoe (approximately 14%) primarily due to the December 2016 Burleson North acquisition and to drilling successful wells in the Eagle Ford. The average realized sales price increased $16.03 per Boe (approximately 89%) due to a higher percentage of oil in the production mix. Oil revenues increased $15.8 million and $10.0 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $3.9 million due to a favorable pricing variance offset by a $2.0 million decrease due to an unfavorable volume variance.  NGL revenues increased $1.3 million and $0.4 million due to favorable price and volume variances, respectively.

•

LOE was $6.9 million and $2.8 million for 2017 and 2016, respectively.  On a per Boe basis, total LOE was $4.37 and $2.03 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis is largely attributable to the Burleson North acquisition which came with less efficient legacy production. Net production in 2017 consisted of 49% oil compared to 33% oil in 2016.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $1.7 million and $1.9 million for 2017 and 2016, respectively.  The 11% decrease in GP&T expenses was primarily attributable to lower fee gas purchasing and processing contracts associated with the Burleson North properties.  On a per Boe basis, GP&T expenses were $1.07 and $1.39 for 2017 and 2016, respectively.

•

Taxes other than income tax were $3.9 million and $1.5 million for 2017 and 2016, respectively; an increase of $2.4 million (approximately 160%).  On a per Boe basis, taxes other than income tax were $2.46 and $1.08 for 2017 and 2016, respectively.  The 128% increase was primarily due to higher price realizations, higher ad valorem taxes, and Louisiana franchise taxes incurred as a result of our corporate reorganization that occurred in conjunction with our initial public offering.

•

DD&A expense for 2017 was $26.4 million compared to $22.1 million for 2016, a $4.3 million increase (approximately 20%) primarily due to an increase in production volumes related to drilling activities.  Increased production volumes caused DD&A expense to increase by $3.7 million and the change in the DD&A rate between periods caused DD&A expense to increase by $0.7 million.

•

G&A expenses were $7.5 million and $4.4 million (an increase of approximately 71%) for 2017 and 2016, respectively.  The $3.1 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company.  Salaries and wages increased by $2.4 million primarily due to additional staffing.  Fees related to accounting and audit services increased $0.6 million between 2017 and 2016.  During 2017, we recorded $0.6 million in acquisition costs and $0.5 million in stock-based compensation costs related to our long term incentive plan.  These increases were offset by the previous owner’s $1.0 million G&A accrual payable to its members during 2016.

•

Exploration expense was $1.6 million and $7.4 million for 2017 and 2016, respectively.  The $5.8 million reduction (approximately 78%) in exploration expense was primarily due to an increase in undeveloped leasehold impairments of $0.7 million, and an increase in seismic acquisitions of $0.3 million, offset by $6.8 million in expenses associated with the early termination of a rig contract, which was laid down in March 2016 due to low commodity prices.

•

Interest expense was $5.6 million and $2.0 million for 2017 and 2016, respectively.  The $3.6 million increase (approximately 180%) was due to an increase in the average debt outstanding as a result of the February 2017 issuance of the 2025 Senior Notes. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs. Amortization of debt issue costs was $0.8 million for 2017 compared to $0.1 million for 2016.  The amortization of debt issue costs included a write off of $0.6 million due to the automatic reduction of our borrowing base in conjunction with the issuance of the senior notes.

•

Debt extinguishment costs were $0.4 million in 2016 due to Esquisto’s retirement and termination of its revolving credit facility and second lien in January 2016 in connection with the merger of Esquisto I and Esquisto II. There were no debt extinguishment costs in 2017.

•

Net gains on commodity derivatives of $31.3 million were recognized during 2017, of which $31.2 million was an unrealized gain and $0.1 million was a realized gain. During 2016, we recognized a $3.2 million gain on derivative instruments, of which $3.1 million was a realized gain and a $0.1 million was an unrealized gain.

•

Income tax expense of $11.7 million was recognized in 2017 in comparison to income tax expense of a $0.1 million in 2016. The period-to-period increase was primarily a result of being a corporation subject to federal and state income tax subsequent to our initial public offering. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to the impact of state income tax. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due the impact of pass-through entities and state income tax.

Calculation of Adjusted EBITDAX

Adjusted EBITDAX is a supplemental non-GAAP financial performance measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We include in this Quarterly Report the non-GAAP financial measure Adjusted EBITDAX and provide our calculation of Adjusted EBITDAX. Adjusted EBITDAX is not a measure of net (loss) income as determined according to GAAP.

We define Adjusted EBITDAX as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	DD&A;
•	Exploration expense;
•	Impairment of proved oil and natural gas properties;
•	Loss on derivative instruments;
•	Cash settlements received on derivative instruments;
•	Stock-based compensation;
•	Incentive-based compensation expenses;
•	Acquisition related costs;
•	Debt extinguishment costs;
•	Loss on sale of properties;
•	Initial public offering costs; and
•	Other non-cash and non-routine operating items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on derivative instruments;
•	Cash settlements paid on derivative instruments;
•	Gain on sale of properties; and
•	Other non-cash and non-routine operating items that we deem appropriate.

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

Reconciliation of Net Income to Adjusted EBITDAX

The following table presents a reconciliation of Adjusted EBITDAX to net (loss) income, our most directly comparable financial measure calculated and presented in accordance with GAAP.

	For the Three Months Ended March 31,
	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:	(in thousands)
Net income (loss)	$20,252	$(14,216)
Interest expense, net	5,571	1,972
Income tax (benefit) expense	11,700	139
Depreciation, depletion and amortization	26,443	22,063
Exploration expense	1,615	7,443
(Gain) loss on derivative instruments	(31,291)	(3,246)
Cash settlements received (paid) on derivative instruments	(983)	3,373
Stock-based compensation	495	—
Acquisition related costs	599	—
(Gain) loss on sale of properties	—	—
Debt extinguishment costs	(11)	358
Initial public offering costs	182	—
Non-cash liability amortization	—	(183)
Total Adjusted EBITDAX	$34,572	$17,703

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

As of March 31, 2017, we had $93.3 million of cash and cash equivalents and $362.5 million of available borrowings under our revolving credit facility. As of March 31, 2017, we had a working capital balance of $47.8 million. As of March 31, 2017, the borrowing base under our revolving credit facility was $362.5 million and we had no outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. On April 4, 2017, our revolving credit facility borrowing base was increased to $450.0 million in connection with the semi-annual borrowing redetermination by the lenders; however, we currently anticipate the borrowing base to increase to $650.0 million upon the closing of the APC/KKR acquisition.  The next scheduled borrowing base redetermination is set for October 2017. A continuing decline in oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments. On April 27, 2017, standby letters of credit of $1.9 million were issued to the Railroad Commission of Texas under our revolving credit facility.

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock.  Please see “Recent Developments” for additional information.

Capital Expenditure Budget

We established a $550.0 million to $675.0 million 2017 drilling and completion capital expenditure budget. For the three months ended March 31, 2017, our drilling and completion expenditures were approximately $85.4 million primarily related to the development of our Eagle Ford properties.

Debt Agreements

Revolving Credit Facility. In December 2016, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility.  In April 2017, our revolving credit facility borrowing base was increased from $362.5 million to $450.0 million in connection with the semi-annual borrowing redetermination by our lenders.  Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually.  In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of March 31, 2017.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of the 2025 Senior Notes.  The 2025 Senior Notes, issued at 99.244% of par, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  We used the net proceeds to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding our 2017 capital expenditures.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

Counterparty Exposure

Our hedging policy permits us to enter into derivative contracts with major financial institutions or major energy entities. Our derivative contracts are currently with major financial institutions, certain of which are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. Our predecessor’s cash flows were retrospectively revised due to common control considerations.  As such, the cash flows for the three months ended March 31, 2016 have been derived from the combined financial position and results attributable to the predecessor and  the previous owner. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.  Because WHR II, Esquisto and Acquisition Co. Holdings were under the common control of NGP, the sale and contribution of the respective ownership interests was accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost.

For information regarding the individual components of our cash flow amounts, see the Statements of Unaudited Condensed Consolidated and Combined Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$27,819	$(3,069)
Net cash used in investing activities	$(65,164)	$(44,396)
Net cash provided by financing activities	$127,572	$19,120

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the three months ended March 31, 2017 and the three months ended March 31, 2016, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $27.8 million for 2017, compared to $3.1 million of net cash used in operating activities for 2016. Production increased 0.2 MMBoe (approximately 14%) and average realized sales prices increased to $34.01 per Boe for 2017 compared to $17.98 per Boe during 2016 as previously discussed above under “Results of Operations.”  Higher G&A and interest expense also contributed to the overall period-to-period increase in net cash provided by operating activities.  Net cash provided by operating activities included $1.0 million of cash payments on derivative instruments during 2017 compared to $3.4 million in cash receipts during 2016.  There was an $11.3 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2017 compared to 2016.

Investing Activities. During 2017 and 2016, cash flows used in investing activities were $65.2 million and $44.4 million, respectively.  Acquisitions of oil and gas properties were $3.0 million and $2.2 million during 2017 and 2016, respectively. We received post-closing adjustment receipts of $3.9 million during 2017 related to the Burleson North Acquisition.  Additions to oil and gas properties were $63.3 million during 2017 primarily related to our drilling and completion activities in the Eagle Ford.  Additions to oil and gas properties were $39.8 million during 2016, of which $31.0 million was attributable to Esquisto’s drilling and completion activities in the Eagle Ford and $8.8 million was attributable to our predecessor’s drilling and completion activities in North Louisiana.

Financing Activities. Net cash provided by financing activities during 2017 of $127.6 million was primarily attributable to $34.5 million and $347.4 million in proceeds from the partial exercise of the underwriters’ over-allotment option and from the issuance of our 2025 Senior Notes, respectively. These cash inflows were offset by net payments under our revolving credit facilities of $242.8 million during 2017, debt issuance costs of $9.0 million, $1.9 million of costs associated with the underwriters’ exercise of their over-allotment option and $0.6 million of costs related to our initial public offering which were previously accrued and cash settled during 2017.

Net cash provided by financing activities of $19.1 million during 2016 was primarily attributable to capital contributions of $12.8 million from our predecessor.  Net borrowings under our revolving credit facilities were $7.0 million during 2016. Amounts borrowed under our predecessor and previous owner credit facilities were primarily used for additions to oil and natural gas properties and working capital. Debt issuance costs were $0.4 million. Costs associated with Esquisto’s termination of its second lien were $0.2 million.

Contractual Obligations

During the three months ended March 31, 2017, there were no significant changes in our consolidated contractual obligations from those reported in our 2016 Form 10-K filed except for the additions of a long-term dedicated fracturing fleet services agreement and interruptible water availability agreement both of which were entered into as part of our ordinary course of business. For more information see “Note 17—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report. Additionally, we had no indebtedness under our revolving credit facility at March 31, 2017 compared to $242.8 million at December 31, 2016. As previously discussed, our 2025 Senior Notes were issued in February 2017. See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of March 31, 2017, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2017, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At March 31, 2017, we had no borrowings outstanding under our revolving credit facility or any other debt with variable interest rates. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would subject to risk for financial loss.

The fair value of 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2017
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$338,783	$338,188

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

In addition, our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. Each of the counterparties to our derivative contracts currently in place has an investment grade rating. See “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding credit risk associated with our derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at March 31, 2017.  For additional discussion of current legal proceedings, please see “Note 17—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA. “Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes with respect to the risk factors since those disclosed in our 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent sales of unregistered securities.

None.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

During the three months ended March 31, 2017, there were no repurchases of our common shares by us or our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WildHorse Resource Development Corporation
(Registrant)

Date:	May 15, 2017	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Number	Description

2.1

Master Contribution Agreement, dated December 12, 2016, by and among WildHorse Resource Development Corporation and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 16, 2016).

2.2*##	Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Admiral A Holding L.P., TE Admiral A Holding L.P., Aurora C-I Holding L.P. and WHR Eagle Ford LLC.

2.3*##	Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Anadarko Energy Services Company and WHR Eagle Ford LLC.

3.1	Amended and Restated Certification of Incorporation of WildHorse Resource Development Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2016).

3.2	Amended and Restated Bylaws of WildHorse Resource Development Corporation, effective December 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2016).

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

4.4*	Preferred Stock Purchase Agreement, dated as of May 10, 2017, by and among WildHorse Resource Development Corporation and CP VI Eagle Holdings, L.P.

10.1*

First Amendment to Credit Agreement, dated as of April 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.

10.2

Indemnification Agreement, dated as of February 10, 2017, by and between WildHorse Resource Development Corporation and Grant E. Sims (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 14, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.