Form 10-Q
period 2017-06-30
WildHorse Resource Development Corp
filed 2017-08-10
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of July 31, 2017, the registrant had 101,135,300 shares of common stock, $0.01 par value outstanding.

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

•

“Acquisition” refers to certain oil and gas working interests and the associated production in the Eagle Ford Shale acquired from Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR”) located in Burleson, Brazos, Lee, Milam, Robertson and Washington Counties, Texas;

•

“NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto and Acquisition Co.; and

•

“Carlyle” refers to The Carlyle Group, L.P. and certain of its affiliates, which indirectly own an interest in certain gross revenues of NGP Energy Capital management, L.L.C., (“NGP ECM”), own a limited partner entitled to a percentage of carried interest from NGP XI US Holdings, L.P. (“NGP XI”), own a carried interest from NGP X US Holdings, L.P. (“NGP X US Holdings”) and purchased all 435,000 shares of our preferred stock, par value $0.01 per share, designated as “Series A Perpetual Convertible Preferred Stock” (the “Preferred Stock”).

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$14,633	$3,115
Accounts receivable, net	41,997	26,428
Short-term derivative instruments	28,192	—
Prepaid expenses and other current assets	3,695	1,633
Total current assets	88,517	31,176
Property and equipment:
Oil and gas properties	2,475,082	1,573,848
Other property and equipment	41,320	34,344
Accumulated depreciation, depletion and amortization	(259,636)	(200,293)
Total property and equipment, net	2,256,766	1,407,899
Other noncurrent assets:
Restricted cash	752	886
Long-term derivative instruments	24,435	—
Debt issuance costs	3,080	2,320
Total assets	$2,373,550	$1,442,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,176	$21,014
Accrued liabilities	125,746	23,371
Short-term derivative instruments	822	14,087
Asset retirement obligations	90	90
Total current liabilities	151,834	58,562
Noncurrent liabilities:
Long-term debt	485,033	242,750
Asset retirement obligations	13,661	10,943
Deferred tax liabilities	139,445	112,552
Long-term derivative instruments	49	8,091
Other noncurrent liabilities	1,296	1,495
Total noncurrent liabilities	639,484	375,831
Total liabilities	791,318	434,393

Commitments and contingencies

Series A perpetual convertible preferred stock, $0.01 par value: 50,000,000 shares authorized; 435,000 shares issued and outstanding at June 30, 2017	432,657	—

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,136,017 shares and 91,680,441 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,011	917
Additional paid-in capital	1,112,416	1,017,368
Accumulated earnings (deficit)	36,148	(10,397)
Total stockholders’ equity	1,149,575	1,007,888
Total liabilities and equity	$2,373,550	$1,442,281

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$52,963	$18,683	$92,040	$31,936
Natural gas sales	13,277	9,233	25,422	19,439
NGL sales	3,404	1,225	6,067	2,170
Other income	529	574	936	1,297
Total operating revenues	70,173	29,715	124,465	54,842
Operating expenses:
Lease operating expenses	6,837	2,302	13,765	5,062
Gathering, processing and transportation	1,942	1,583	3,642	3,474
Gathering system operating expense	25	64	44	118
Taxes other than income tax	4,509	1,785	8,408	3,257
Depreciation, depletion and amortization	33,229	19,923	59,672	41,986
General and administrative	10,049	4,683	17,531	9,132
Exploration expense	11,504	80	13,119	7,523
Total operating expense	68,095	30,420	116,181	70,552
Income (loss) from operations	2,078	(705)	8,284	(15,710)
Other income (expense):
Interest expense, net	(6,633)	(1,781)	(12,204)	(3,753)
Debt extinguishment costs	—	—	11	(358)
Gain (loss) on derivative instruments	46,116	(15,610)	77,407	(12,364)
Other income (expense)	(2)	(74)	13	(62)
Total other income (expense)	39,481	(17,465)	65,227	(16,537)
Income (loss) before income taxes	41,559	(18,170)	73,511	(32,247)
Income tax benefit (expense)	(15,193)	(111)	(26,893)	(250)
Net income (loss)	26,366	(18,281)	46,618	(32,497)
Net income (loss) attributable to previous owners	—	(5,265)	—	(7,782)
Net income (loss) attributable to predecessor	—	(13,016)	—	(24,715)
Net income (loss) available to WildHorse Development	26,366	—	46,618	—
Preferred stock dividends	73	—	73	—
Undistributed earnings allocated to participating securities	387	—	434	—
Net income (loss) available to common stockholders	$25,906	$—	$46,111	$—

Earnings per common share:
Basic	$0.28	n/a	$0.49	n/a
Diluted	$0.28	n/a	$0.49	n/a
Weighted-average common shares outstanding:
Basic	93,685	n/a	93,452	n/a
Diluted	93,685	n/a	93,452	n/a

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$46,618	$(32,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	59,367	41,788
Accretion of asset retirement obligations	305	198
Dry hole expense and impairments of unproved properties	10,663	62
Amortization of debt issuance cost	1,277	228
(Gain) loss on derivative instruments	(77,407)	12,364
Cash settlements on derivative instruments	1,093	5,898
Accretion of senior note discount	105	—
Deferred income tax expense (benefit)	26,893	230
Debt extinguishment expense	(11)	358
Amortization of equity awards	1,803	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(22,307)	(3,876)
Decrease (increase) in prepaid expenses and other current assets	(1,760)	2,390
(Decrease) increase in accounts payable and accrued liabilities	25,395	(9,830)
Net cash flow provided by operating activities	72,034	17,313
Cash flows from investing activities:
Acquisitions of oil and gas properties	(547,389)	(4,228)
Additions to oil and gas properties	(211,264)	(73,375)
Additions to and acquisitions of other property and equipment	(6,189)	(2,827)
Change in restricted cash	135	(86)
Net cash used in investing activities	(764,707)	(80,516)
Cash flows from financing activities:
Advances on revolving credit facilities	161,500	89,000
Payments on revolving credit facilities	(258,250)	(101,000)
Debt issuance cost	(10,756)	(480)
Termination of second lien	—	(225)
Proceeds from senior notes offering	347,354	—
Proceeds from the issuance of preferred stock	435,000	—
Costs incurred in conjunction with the issuance of preferred stock	(2,416)	—
Proceeds from the issuance of common stock	34,457	—
Cost incurred in conjunction with the issuance of common stock	(2,097)	—
Cost incurred in conjunction with the initial public offering	(601)	—
Previous owner contributions	—	25,000
Predecessor contributions	—	13,280
Net cash provided by financing activities	704,191	25,575
Net change in cash and cash equivalents	11,518	(37,628)
Cash and cash equivalents, beginning of period	3,115	43,126
Cash and cash equivalents, end of period	$14,633	$5,498

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
December 31, 2016	$917	$1,017,368	$(10,397)	$1,007,888
Net income (loss)	—	—	46,618	46,618
Issuance of common stock	23	34,434	—	34,457
Costs incurred in connection with the issuance of common stock	—	(1,872)	—	(1,872)
Issuance of common stock in connection with the Acquisition	55	60,699	—	60,754
Accrual of preferred stock paid-in-kind dividend	—	—	(73)	(73)
Amortization of equity awards	16	1,787	—	1,803
June 30, 2017	$1,011	$1,112,416	$36,148	$1,149,575

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

WildHorse Resource Development Corporation is a publicly traded Delaware corporation, the common stock of which are listed on the New York Stock Exchange (“NYSE”) under the symbol “WRD.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “WRD,” or “the Company” are intended to mean the business and operations of WildHorse Resource Development Corporation and its consolidated subsidiaries. We are an independent oil and natural gas company focused on the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States of America.

Reference to “WHR II” or our “predecessor” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries. Reference to “Esquisto I” refers to Esquisto Resources, LLC.  Reference to “Esquisto II” refers to Esquisto Resources II, LLC.  Reference to “Esquisto Merger” refers to the merger of Esquisto I with and into Esquisto II on January 12, 2016.  Reference to “Esquisto” refers (i) for the period beginning February 17, 2015 (date of common control) through January 11, 2016, to Esquisto I and Esquisto II on a combined basis and (ii) for the period beginning January 12, 2016 through the completion of our initial public offering on December 19, 2016, to Esquisto II.  Reference to “Acquisition Co.” refers to WHE AcqCo., LLC, an entity that was formed to acquire the Burleson North assets (see Note 3—Acquisitions and Divestitures). Reference to “WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC.  Reference to “Previous owner” refers to both Esquisto and Acquisition Co. Reference to “Esquisto Investment Holdings” refers to Esquisto Investment Holdings, LLC.  Reference to “WildHorse Holdings” refers to WHR Holdings, LLC.  Reference to “Esquisto Holdings” refers to Esquisto Holdings, LLC. Reference to “Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC. Reference to “NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto and Acquisition Co.

Contemporaneously with our initial public offering, (i) the owners of WHR II exchanged all of their interests in WHR II for equivalent interests in WildHorse Investment Holdings and the owners of Esquisto exchanged all of their interests in Esquisto for equivalent interests in Esquisto Investment Holdings, (ii) WildHorse Investment Holdings contributed all of the interests in WHR II to WildHorse Holdings, Esquisto Investment Holdings contributed all of the interests in Esquisto to Esquisto Holdings and the owner of Acquisition Co. contributed all of its interests in Acquisition Co. to Acquisition Co. Holdings and (iii) WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings contributed all of the interests in WHR II, Esquisto and Acquisition Co., respectively, to us in exchange for shares of our common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.  In May 2017, in connection with the Acquisition, WRD formed WHR Eagle Ford LLC (“WHR EF”) as a wholly owned subsidiary.  WHR II has two wholly owned subsidiaries – WildHorse Resources Management Company, LLC (“WHRM”) and Oakfield Energy LLC (“Oakfield”).  Esquisto has two wholly owned subsidiaries – Petromax E&P Burleson, LLC and Burleson Water Resources, LLC.  WHRM is the named operator for all oil and natural gas properties owned by us.

Basis of Presentation

Our predecessor’s financial statements were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the financial statements included herein for the three and six months ended June 30, 2016 have been derived from the combined financial position and results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations (“ARO”); (6) environmental remediation costs; (7) valuation of derivative instruments; (8) incentive unit compensation cost; (9) contingent liabilities and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2016 Form 10-K.

Supplemental Cash Flow Information

Supplement cash flow for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$306	$3,671
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	82,295	(5,321)

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

Leases. In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using the required modified retrospective approach, including applicable practical expedients related to leases commenced before the effective date.  As the Company is the lessee under various agreements for office space, compressors and equipment currently accounted for as operating leases, the new rules will increase reported assets and liabilities.  The full quantitative impacts of the new standard are dependent on the leases in force at the time of adoption and, as a result, the evaluation of the effect of the new standards will extend over future periods.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of its new revenue recognition standard. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Although early adoption was permitted, the Company decided not to early adopt.  The new guidance will be applicable to us beginning on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.  We do not currently expect that adoption of the new revenue recognition standard will materially impact revenue recognition for many types of our arrangements.  Documentation of our revenue streams and related contract reviews is currently underway and expected to be completed by the end of September.  During the fourth quarter, we plan to update our existing business process and internal control documentation for any new or revised processes and controls.

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

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2017	2016	2017	2016
$2,199	$72	$2,798	$72

2017 Acquisitions

The Acquisition. On May 10, 2017, we, through our wholly owned subsidiary, WHR EF, entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and APC and KKR (together with APC, the “First Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together, with the First Sellers, the “Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

On June 30, 2017, we completed the Acquisition. The aggregate purchase price for the Acquisition, which is subject to customary adjustments as provided in the Acquisition Agreements, consisted of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR (collectively, the “Adjusted Purchase Price”). The common stock consideration price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the closing of the Acquisition (in thousands):

Consideration:
Cash	$533,609
Common stock	60,754
Total consideration	$594,363

Preliminary Purchase Price Allocation:
Proved oil and gas properties	$264,144
Unproved oil and gas properties	333,778
Accounts receivable	967
Asset retirement obligations	(2,500)
Accrued liabilities	(2,026)
Total identifiable net assets	$594,363

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months and six months ended June 30, 2017 and 2016 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired in the Acquisition and (ii) depletion expense applied to the adjusted basis of the properties acquired in the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$93,471	$55,198	$172,674	$100,868
Net Income	38,747	(7,674)	69,777	(17,510)
Earnings per share (basic and diluted)	0.41	n/a	0.74	n/a

Burleson 2017 Acquisitions. We announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas.  On February 2, 2017, we closed one transaction for approximately $2.4 million.  We allocated $2.3 million of the purchase price to unproved oil and natural gas properties after customary post-closing adjustments.  On April 18, 2017, we closed the remaining transactions for an aggregate price of approximately $12.5 million, subject to customary post-closing adjustments.  We allocated $7.0 million to proved oil and gas properties and $5.5 million to unproved oil and gas properties.   In addition to the transactions we previously announced, on May 17, 2017 we entered into an agreement to acquire unproved oil and natural gas properties from a third party in Burleson County, Texas.  On June 27, 2017, we closed this transaction for approximately $2.2 million.  The purchase price was allocated entirely to unproved oil and gas properties.

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

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months and six months ended June 30, 2016 as though the Burleson North Acquisition had been completed on January 1, 2015 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired and (ii) depletion expense applied to the adjusted basis of the properties acquired. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Burleson North acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Revenues	$43,393	$78,727
Net income (loss)	(13,822)	(28,051)
Basic and diluted earnings per share	n/a	n/a

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2017 and December 31, 2016 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$53,379	$—	$53,379

Liabilities:
Commodity derivatives	$—	$1,623	$—	$1,623

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7	$—	$7

Liabilities:
Commodity derivatives	$—	$22,185	$—	$22,185

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of AROs is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy.  See “Note 8—Asset Retirement Obligations” for a summary of changes in AROs.

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. We did not record impairments during the three and six months ended June 30, 2017 and 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three and six months ended June 30, 2017, we recorded $10.0 million and $10.7 million of impairments of unproved properties.  We recorded $0.1 million in impairments on unproved properties for both the three and six months ended June 30, 2016.

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

Commodity Derivatives

We have fixed price commodity swaps, collars and deferred purchased puts to accomplish our hedging strategy. Collars consist of a sold call and a purchased put that establish a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the three and six months ended June 30, 2017 is net of deferred premiums of $0.5 million and $0.6 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, specifically only lenders under our revolving credit facility, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At June 30, 2017 we had net derivative assets of $51.8 million. As a result, had certain counterparties failed completely to perform according to the terms of existing contracts, we would have the right to offset $43.7 million against amounts outstanding under our revolving credit facility, thereby reducing our maximum credit exposure to approximately $8.1 million which was with one counterparty.

See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following derivative contracts were in place at June 30, 2017:

	Remainder 2017	2018	2019
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	1,185,971	5,023,163	3,284,623
Weighted-average fixed price	$52.57	$53.29	$53.80

Collar contracts:
Volume (Bbls)	28,240	25,096	—
Weighted-average floor price	$50.00	$50.00	$—
Weighted-average ceiling price	$62.10	$62.10	$—

Put options:
Volume (Bbls)	1,215,036	597,850	410,525
Weighted-average floor price	$55.00	$50.00	$50.00
Weighted-average put premium	$(4.77)	$(5.95)	$(5.95)

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	4,000,500	11,565,800	9,877,900
Weighted-average fixed price	$3.12	$3.03	$2.81

Collar contracts:
Volume (MMBtu)	2,760,000	—	—
Weighted-average floor price	$3.00	$—	$—
Weighted-average ceiling price	$3.36	$—	$—

Put options:
Volume (MMBtu)	2,971,208	—	—
Weighted-average floor price	$3.40	$—	$—
Weighted-average put premium	$(0.37)	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2017 and December 31, 2016 (in thousands). There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
Type	Balance Sheet Location	2017	2016	2017	2016
Commodity contracts	Short-term derivative instruments	$28,543	$4	$1,173	$14,091
Netting arrangements	Short-term derivative instruments	(351)	(4)	(351)	(4)
Net recorded fair value		$28,192	$—	$822	$14,087

Commodity contacts	Long-term derivative instruments	$24,836	$3	$450	$8,094
Netting arrangements	Long-term derivative instruments	(401)	(3)	(401)	(3)
Net recorded fair value		$24,435	$—	$49	$8,091

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) & Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Unaudited Statements of Condensed Consolidated and Combined Operations. The following table details the gains and losses related to derivative instruments for the three and six months ending June 30, 2017 and 2016 (in thousands):

	Statements of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Operations Location	2017	2016	2017	2016
Commodity derivative contracts	(Gain) loss on derivative instruments	$(46,116)	$15,610	$(77,407)	$12,364

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Oil, natural gas and NGL sales	$25,437	$13,390
Joint interest billings	13,710	7,898
Derivative receivable	1,948	—
Severance tax	33	392
Other current receivables	969	4,848
Allowance for doubtful accounts	(100)	(100)
Total	$41,997	$26,428

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Capital expenditures	$100,491	$17,934
Deferred rent	398	386
Lease operating expense	3,070	2,608
General and administrative	4,377	1,471
Severance and ad valorem taxes	4,678	194
Interest expense	10,043	346
Derivative payable	—	428
Other accrued liabilities (1)	2,689	4
Total	$125,746	$23,371

(1)	Other accrued liabilities include $1.5 million for seismic acquisition.

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2017 (in thousands):

Asset retirement obligations at beginning of period	$11,033
Accretion expense	305
Liabilities incurred	2,698
Revisions	(285)
Asset retirement obligations at end of period	13,751
Less: current portion	(90)
Asset retirement obligations – long-term	$13,661

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
Credit Facility	2017	2016
WRD revolving credit facility	$146,000	$242,750
2025 Senior Notes (as defined below) (1)	350,000	—
Unamortized discounts - 2025 Senior Notes	(2,541)	—
Unamortized debt issuance costs - 2025 Senior Notes	(8,426)	—
Total long-term debt	$485,033	$242,750

(1)

The estimated fair value of this fixed-rate debt was $328.1 million at June 30, 2017.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

On April 27, 2017, standby letters of credit of $1.9 million were issued to the Railroad Commission of Texas under our revolving credit facility.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

June 30,
Credit Facility	2017
WRD revolving credit facility	$650,000

Amendment to Credit Agreement

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Second Amendment (the “Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

The Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock (see Note 10), (ii) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Facility	2017	2016	2017	2016
WRD revolving credit facility	3.40%	n/a	3.48%	n/a
WHR II revolving credit facility terminated December 2016	n/a	3.00%	n/a	3.00%
Esquisto - revolving credit facility terminated December 2016	n/a	2.80%	n/a	2.81%
Esquisto - revolving credit facility terminated January 2016	n/a	n/a	n/a	2.97%
Esquisto - Second lien terminated in January 2016	n/a	n/a	n/a	9.50%

Unamortized Debt Issuance Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
WRD revolving credit facility (1)	$3,966	$2,904
6.875% senior unsecured notes, due February 2025	8,426	n/a
Total	$12,392	$2,904

(1)

We classified $0.9 million and $0.6 million of unamortized deferred financing costs at June 30, 2017 and December 31, 2016, respectively, under current assets as a component of “prepaid expenses and other current assets.”

Note 10. Preferred Stock

Preferred Stock Issuance

On June 30, 2017, we completed the Acquisition, which was partially funded through the issuance of the Preferred Stock.  On May 10, 2017, we entered in to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), an affiliate of The Carlyle Group, L.P., for $435.0 million dollars in exchange for 435,000 shares of Preferred Stock.

Series A Perpetual Convertible Preferred Stock (in thousands)
Balance at December 31, 2016	$—
Issuance of preferred stock in connection with the Acquisition	435,000
Costs incurred related to the issuance of preferred stock	(2,416)
Preferred stock dividends	73
Balance at June 30, 2017	$432,657

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial Accreted Value (as defined in the Certificate) of $1,000 per share and is entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value will, among other things, increase the number of shares of common stock issuable upon conversion of each share of Preferred Stock. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

The Preferred Stock is convertible at the option of the holders at any time after June 30, 2018 into the amount of shares of common stock per share of Preferred Stock (such rate, the “Conversion Rate”) equal to the quotient of (i) the Accreted Value in effect on the conversion date divided by (ii) a conversion price of $13.90 (the “Conversion Price”), subject to customary anti-dilution adjustments and customary provisions related to partial dividend periods. The holders of Preferred Stock may also convert their Preferred Stock at the Conversion Rate prior to June 30, 2018 in connection with certain change of control transactions and in connection with sales of common stock by certain of our existing stockholders.

Following June 30, 2021, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion. Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180 day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert.

If the Company undergoes certain change of control transactions, the holders of the Preferred Stock are entitled to cause the Company to redeem the Preferred Stock for cash in an amount equal to the Accreted Value, plus the net present value of dividend payments that would have been accrued as payable to the holders following the date of the consummation of such change of control and through December 30, 2019, in the case of any change of control occurring prior to December 30, 2019 (the “COC Redemption Price”). In addition, the Company has the right in connection with any such change of control transaction (i) to elect to redeem any Preferred Stock contingent upon and contemporaneously with the consummation of such change of control or (ii) to redeem any Preferred Stock following the consummation of such control that is not otherwise converted or redeemed as described in the preceding sentence and clause (i) of this sentence for cash at the COC Redemption Price.

At any time after June 30, 2022, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to, per each share of Preferred Stock, (i) on or prior to the June 30, 2023, the Accreted Value multiplied by 112%, (ii) on or prior to June 30, 2024, the Accreted Value multiplied by 109% or (ii) after June 30, 2024, the Accreted Value multiplied by 106%.

Until conversion, the holders of the Preferred Stock vote together with our common stock on an as-converted basis and also have rights to vote as a separate class on certain customary matters impacting the Preferred Stock. However, the Preferred Stock is not entitled to vote with the common stock on an as-converted basis, is not convertible into our common stock and is not entitled to the board election rights described below until the Requisite Approvals Notice Date (as defined in the Certificate).

In addition, from and after the Requisite Approvals Notice Date, the Carlyle Investor, as a holder of Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and  (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2017:

Balance, December 31, 2016	91,680,441
Common stock issued	7,815,225
Restricted common stock issued	1,640,351
Balance, June 30, 2017	101,136,017

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

On June 30, 2017, pursuant to the Acquisition Agreements, we issued 5,518,125 shares of our common stock valued at approximately $60.8 million as partial consideration to KKR.  See Note 3 for additional information regarding the Acquisition.

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted in connection with our initial public offering. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Previous Owner Equity

Our previous owner received capital contributions of $25.0 million from its members during the six months ended June 30, 2016.

Predecessor Equity

The predecessor received capital contributions of $13.3 million from its members during the six months ended June 30, 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three and six months ending June 30, 2017 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2017	June 30, 2017
Numerator:
Net income (loss) available to WildHorse Development	$26,366	$46,618
Less: Preferred stock dividends	73	73
Less: Undistributed earnings allocated to participating securities	387	434
Net income (loss) available to common stockholders	$25,906	$46,111
Denominator:
Weighted-average common shares outstanding (in thousands) (1)	93,685	93,452
Basic EPS	$0.28	$0.49
Diluted EPS (1)	$0.28	$0.49

(1)

The Company used the two-class method for both basic and diluted EPS.  For the three and six months ended June 30, 2017, 455 incremental restricted shares and 308 incremental restricted shares, respectively, were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For both the three and six months ended June 30, 2017, 344 shares and 173 shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

Note 13. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP, authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common stock outstanding at December 31, 2016	353,334	$14.50
Granted (2)	1,640,351	$13.94
Restricted common stock outstanding at June 30, 2017	1,993,685	$14.04

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2017 was $22.9 million based on grant date market prices ranging from $13.94 per share to $14.22 per share.

For the three and six months ended June 30, 2017, we recorded $1.3 million and $1.8 million of recognized compensation expense, respectively, associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $26.1 million at June 30, 2017.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.82 years.

Note 14. Incentive Units

The governing documents of WHR II provided for the issuance of incentive units. WHR II granted incentive units to certain of its members who were key employees at the time of grant. The incentive units were accounted for similar to liability-classified awards as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. The payment likelihood related to the WHR II incentive units was not deemed probable at June 30, 2016.  As such, no compensation expense was recognized by our predecessor.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the Corporate Reorganization, the WHR II incentive units were transferred to WildHorse Investment Holdings in exchange for substantially similar incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings granted certain officers and employees awards of incentive units in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at June 30, 2017.  As such, no compensation expense was recognized by us.  Unrecognized compensation costs associated with these incentive units was $21.7 million at June 30, 2017.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of June 30, 2017
Expected life (years)	1.04 - 5.29
Expected volatility (range)	54.0% - 62.0%
Dividend yield	0.0%
Risk-free rate (range)	1.24% - 1.91%

Note 15. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three and six months ended June 30, 2017, we received $0.6 million and $1.5 million, respectively, from Genesis.

NGP Affiliated Companies

Carlyle Group, L.P. The Carlyle Group, L.P. and certain of its affiliates indirectly own a 55% interest in certain gross revenues of NGP ECM, is a limited partner entitled to 47.5% of the carried interest from NGP XI, and is entitled to 40% of the carried interest from NGP X US Holdings (without, in either case, any rights to vote or dispose of either such fund’s direct or indirect interest in us). NGP ECM manages investment funds, including NGP IX US Holdings, L.P. (“NGP IX US Holdings”), NGP X US Holdings and NGP XI, that collectively directly or indirectly through their equity interests in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings own a majority of our outstanding shares of common stock.  As described above, Carlyle purchased 435,000 shares of our preferred stock on June 30, 2017.

NGP ECM.  During the three and six months ended June 30, 2017, we had net disbursements of less than $0.1 million and $0.1 million, respectively, related to fourth quarter 2016 director and advisory fees and reimbursement of initial public offering costs.  During both the three and six months ended June 30, 2016, our predecessor paid less than $0.1 million for director fees.

Highmark Energy Operating, LLC.  During the three and six months ended June 30, 2017, we, respectively, had net disbursements of less than $0.1 million to and net receipts of less than $0.1 million from Highmark Energy Operating, LLC, a NGP affiliated company, for non-operated working interests in oil and natural gas properties we operate.  During the three and six months ended June 30, 2016, our predecessor had net receipts of $0.1 million and $0.2 million, respectively, to Highmark Energy Operating, LLC.

Cretic Energy Services, LLC.  During the three and six months ended June 30, 2016, we made payments of $0.3 million and $0.4 million, respectively, to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities. We recorded payments of $0.1 million for both the three and six months ended June 30, 2017.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PennTex Midstream Partners, LP. During both the three and six months ended June 30, 2016, we made net payments of less than $0.1 million and $0.1 million to PennTex Midstream Partners, LP (“PennTex”), a former NGP affiliated company, for the gathering, processing and transportation of natural gas and NGLs.  Our related party relationship ceased in the fall of 2016 when a third-party acquired controlling interests in PennTex.

WildHorse Resources, LLC. WildHorse Resources, LLC (“WHR”), an entity formerly under common control with WHR II, ceased being a related party in September 2016 when its parent company was acquired by a third party. During both the three and six months ended June 30, 2016, we paid net payments of less than $0.1 million to WHR’s parent company for non-operated working interests in oil and natural gas properties we operate.

CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon is President of these entities.  During the three and six months ended June 30, 2017 we had net disbursements of $0.3 million and less than $0.1 million, respectively, to certain CH4 Energy entities for non-operated working interests in oil and natural gas properties we operate, office rental and parking payments, and landman services and expenses.  We did not have any related party payments or receipts for the three and six months ended June 30, 2016.

Garland Exploration LLC.  During both the three and six months ended June 30, 2017, we had net receipts of $0.3 million from Garland Exploration, LLC, a NGP affiliated company, for non-operated working interests in oil and natural gas properties we operate.  We did not have any related party payments or receipts for the three and six months ended June 30, 2016.

Promissory Notes. WHR II issued promissory notes in favor of certain members of WHR II’s management to fund future capital commitments and carried an interest rate of 2.5%.  On November 9, 2016, the management members conveyed to the predecessor certain ownership interests in the predecessor in exchange for the discharge in full and the termination of all the promissory note advances then outstanding. WHR II accrued promissory note interest of $0.1 million during the six months ended June 30, 2016.

Previous Owner Related Party Transactions

Notes payable to members.  During the three and six months ended June 30, 2016, Esquisto accrued $1.1 million and $2.1 million, respectively, as general and administrative expenses payable to its members. In connection with our initial public offering, the Esquisto notes payable to its members were paid off.

Services provided by member.  Esquisto paid Calbri Energy, Inc. (“Calbri”), a less than 1% former owner, $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, for completion consulting services.

Operator. Esquisto paid Petromax Operating Company, Inc. (“Petromax”), who was the operator of the majority of Esquisto’s wells, $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively, for overhead charges on drilling and producing wells at market rates as set forth in joint operating agreements and in accordance with an operating agreement between Petromax and Esquisto. Petromax is owned 33.3% by Mike Hoover, the former Chief Operating Officer of Esquisto, who also indirectly owned one of the former members of Esquisto.

Related Party Agreements

Stockholders’ Agreement

A discussion of this agreement is included in our 2016 Form 10-K.

Registration Rights Agreement

On June 30, 2017, in connection with the Acquisition, our registration rights agreement was amended and restated in order to grant certain registration rights to KKR and the Carlyle Investor.  Pursuant to the amended and restated registration rights agreement, we have agreed to register the sale of shares of our common stock under certain circumstances.

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, PetroMax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

exchange for such services, we agreed to pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  During the three and six months ended June 30, 2017, we paid the Service Providers less than $0.1 million and $0.1 million, respectively.

Note 16. Segment Disclosures

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

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$26,366	$(18,281)	$46,618	$(32,497)
Interest expense, net	6,633	1,781	12,204	3,753
Income tax (benefit) expense	15,193	111	26,893	250
Depreciation, depletion and amortization	33,229	19,923	59,672	41,986
Exploration expense	11,504	80	13,119	7,523
(Gain) loss on derivative instruments	(46,116)	15,610	(77,407)	12,364
Cash settlements received (paid) on derivative instruments	2,076	2,525	1,093	5,898
Stock-based compensation	1,308	—	1,803	—
Acquisition related costs	2,199	72	2,798	72
Debt extinguishment costs	—	—	(11)	358
Public offering costs	—	—	182	—
Non-cash liability amortization	—	(103)	—	(286)
Total Adjusted EBITDAX	$52,392	$21,718	$86,964	$39,421

Note 17. Income Taxes

The Company is a corporation subject to federal and state income taxes. Prior to our initial public offering, we were primarily organized as pass-through entities for federal income tax purposes and were not subject to federal income tax; however, one of our predecessor subsidiaries previously elected to be taxed as a corporation and was subject to federal and state income taxes.

Income tax expense for the three and six months ended June 30, 2017 was $15.2 million and $26.9 million, respectively, compared to income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively. The period-to-period increase in income tax expense was primarily a result of being a corporation subject to federal and state income taxes subsequent to our initial public offering. The effective tax rate for both the three and six months ended June 30, 2017 was 36.6% compared to approximately 0.0% for both the three and six months ended June 30, 2016. The effective tax rate differed from the statutory federal income tax rate during the three and six months ended June 30, 2017 primarily due to the impact of state income tax.  The effective tax rate differed from the statutory federal income tax rate during the three and six months ended June 30, 2016 primarily due to the impact of pass-through entities and state income tax.

The Company reported no liability for unrecognized tax benefits as of June 30, 2017 and expects no significant change to the unrecognized tax benefits in the next twelve months.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of June 30, 2017 and December 31, 2016. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

From time to time, we could be liable for environmental claims arising in the ordinary course of business. No environmental obligations were recognized at June 30, 2017 and December 31, 2016.

Firm Gas Transportation Service Agreement

The Company has an existing firm gas transportation service agreement with Regency Intrastate Gas LLC as discussed in our 2016 Form 10-K.

Letters of Credit and Certificate of Deposit

The company has existing standby letters of credit issued to the Louisiana Office of Conservation and the Railroad Commission of Texas.  These standby letters of credit are cash collateralized by certificates of deposits.  The fair value of the certificates of deposits were $0.8 million and $0.9 million at June 30, 2017 and December 31, 2016, respectively, and were recorded on our balance sheet as restricted cash.

Dedicated Fracturing Fleet Services Agreements

During the six months ended June 30, 2017, the Company entered into two dedicated fracturing fleet services agreements to complete wells in a timely manner following conclusion of drilling operations.

On March 15, 2017, we entered into 20-month dedicated fracturing fleet services agreement. The agreement may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.7 million that covers equipment and personnel costs.  In addition to the fixed monthly service charge, we have agreed to pay a fixed fee for each stage completed in excess of 360 stages per calendar quarter.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however, an early termination fee of approximately $1.4 million times the number of months remaining under the initial term of the contract would be payable on the termination date.

On June 1, 2017, we entered into a 23-month dedicated fracturing fleet services agreement, which may be extended for an additional twelve months.  We have agreed to pay a fixed monthly service fee of $2.8 million that covers equipment and personnel costs.  In addition, we have agreed to pay a fixed fee for each stage completed in excess of 115 stages per month.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however an early termination fee of $1.4 million times the number of months remaining under the initial term of the contract would be payable on the termination date.

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.4 million during the six months ended June 30, 2017.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 19. Subsequent Events

Preferred Stock Dividend – Payment In Kind

On July 31, 2017, we announced an aggregate quarterly dividend of $2.175 million on our outstanding shares of Preferred Stock. The dividend was paid by an automatic increase to the accreted value of each such share of Preferred Stock, which were issued with an initial accreted value of $1,000. The dividend is for the period beginning on June 30, 2017 (the issuance date of the Preferred Stock) to July 31, 2017 and was paid to holders of record on July 15, 2017.

2025 Senior Notes Payment

On August 1, 2017, we made an interest payment of $12.0 million on our 2025 Senior Notes.  Our next payment is due February 1, 2018.

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

Pursuant to the Acquisition Agreements, on June 30, 2017, we completed the acquisition of certain acreage and the associated production therefrom. The aggregate purchase price for the assets, as described in the Acquisition Agreements, subject to customary adjustments as provided in the Acquisition Agreements, consisted of an aggregate of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR (in the aggregate, the “Adjusted Purchase Price”). The common stock portion of the Purchase price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed, on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR.

Preferred Stock Issuance

On June 30, 2017, we completed the Acquisition, which was partially funded through the issuance of the Preferred Stock.  On May 10, 2017, we entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), an affiliate of The Carlyle Group, L.P., for $435.0 million dollars in exchange for 435,000 shares of Preferred Stock.

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial Accreted Value (as defined in the Certificate) of $1,000 per share and is entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value will, among other things, increase the number of shares of common stock issuable upon conversion of each share of Preferred Stock. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

The Preferred Stock is convertible at the option of the holders at any time after June 30, 2018 into the amount of shares of common stock per share of Preferred Stock (such rate, the “Conversion Rate”) equal to the quotient of (i) the Accreted Value in effect on the conversion date divided by (ii) a conversion price of $13.90 (the “Conversion Price”), subject to customary anti-dilution adjustments and customary provisions related to partial dividend periods. The holders of Preferred Stock may also convert their Preferred Stock at the Conversion Rate prior to June 30, 2018 in connection with certain change of control transactions and in connection with sales of common stock by certain of our existing stockholders.

Following June 30, 2021, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion. Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180 day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert.

If the Company undergoes certain change of control transactions, the holders of the Preferred Stock are entitled to cause the Company to redeem the Preferred Stock for cash in an amount equal to the Accreted Value, plus the net present value of dividend payments that would have been accrued as payable to the holders following the date of the consummation of such change of control and through December 30, 2019, in the case of any change of control occurring prior to December 30, 2019 (the “COC Redemption Price”). In addition, the Company has the right in connection with any such change of control transaction (i) to elect to redeem any Preferred Stock contingent upon and contemporaneously with the consummation of such change of control or (ii) to redeem any Preferred Stock following the consummation of such control that is not otherwise converted or redeemed as described in the preceding sentence and clause (i) of this sentence for cash at the COC Redemption Price.

At any time after June 30, 2022, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to, per each share of Preferred Stock, (i) on or prior to the June 30, 2023, the Accreted Value multiplied by 112%, (ii) on or prior to June 30, 2024, the Accreted Value multiplied by 109% or (ii) after June 30, 2024, the Accreted Value multiplied by 106%.

Until conversion, the holders of the Preferred Stock vote together with our common stock on an as-converted basis and also have rights to vote as a separate class on certain customary matters impacting the Preferred Stock. However, the Preferred Stock is not entitled to vote with the common stock on an as-converted basis, is not convertible into our common stock and is not entitled to the board election rights described below until the Requisite Approvals Notice Date (as defined in the Certificate).

In addition, from and after the Requisite Approvals Notice Date, the Carlyle Investor, as a holder of Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis.

Amendment to Credit Agreement

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a second amendment (the “Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

The Amendment, among other things, modified the Credit Agreement to (a) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock (see Note 10), (b) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (c) increase the annual cap on certain restricted payments from $50 million to $75 million, and (d) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.

Eagle Ford Acquisitions

In February 2017, we announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas for an aggregate price of approximately $14.9 million, subject to customary post-closing adjustments.  One transaction closed in February 2017 and the remaining transactions closed in April 2017. In addition to the transactions we previously announced, on May 17, 2017 we entered into an agreement to acquire unproved oil and natural gas properties from a third party in Burleson County, Texas.  On June 27, 2017, we closed this transaction for $2.2 million.

Sources of Our Revenues

Our revenues are largely derived from the sale of our oil and natural gas production, the sale of NGLs that are extracted from our natural gas during processing, and the gathering charge paid by certain third parties for their share of volumes that run through our gathering system. Production revenues are derived entirely from the continental United States.

Oil, natural gas and NGL prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, or to protect the economics of property acquisitions, we intend to periodically enter into derivative contracts with respect to a significant portion of estimated natural gas and oil production through various transactions that fix the future prices received. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Principal Components of Cost Structure

Costs associated with producing oil, natural gas and NGLs are substantial. Some of these costs vary with commodity prices, some trend with the type and volume of production, and others are a function of the number of wells we own. The sections below summarize the primary operating costs we typically incur.

•

Lease Operating Expenses. Lease operating expenses (“LOE”) are the costs incurred in the operation of producing properties and workover costs. Expenses for utilities, direct labor, water injection and disposal, compressor expenses, workover rigs and workover expenses, materials and supplies comprise the most significant portion of our LOE. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased LOE in periods during which they are performed. Certain of our operating cost components are variable and increase or decrease as the level of produced hydrocarbons and water increases or decreases. For example, we incur power costs in connection with various production-related activities, such as pumping to recover oil and natural gas and separation and treatment of water produced in connection with our oil and natural gas production.

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

•

Incentive Unit Compensation Expense. See “Note 14—Incentive Units” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

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

•

Income Tax Expense. We are a corporation subject to federal and certain state income taxes. Prior to our initial public offering, we were primarily organized as pass-through entities for federal income tax purposes and were not subject to federal income tax; however, one of our predecessor subsidiaries previously elected to be taxed as a corporation and was subject to federal and state income taxes.

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

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) environmental remediation costs; (7) valuation of derivative instruments; (8) incentive unit compensation cost; (9) contingent liabilities and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

A discussion of our critical accounting policies and estimates is included in our 2016 Form 10-K. There have been no significant changes to our critical accounting policies and estimates.

Results of Operations

The results of operations of our predecessor were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the results of operations presented below for the three and six months ended June 30, 2016 have been derived from the combined results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

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

•	increases in our drilling programs; and
•	the February 2017 private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
Oil sales	$52,963	$18,683	$92,040	$31,936
Natural gas sales	13,277	9,233	25,422	19,439
NGL sales	3,404	1,225	6,067	2,170
Other income	529	574	936	1,297
Total operating revenues	70,173	29,715	124,465	54,842
Operating expenses:
Lease operating expenses	6,837	2,302	13,765	5,062
Gathering, processing and transportation	1,942	1,583	3,642	3,474
Gathering system operating expense	25	64	44	118
Taxes other than income tax	4,509	1,785	8,408	3,257
Depreciation, depletion and amortization	33,229	19,923	59,672	41,986
General and administrative expenses	10,049	4,683	17,531	9,132
Exploration expense	11,504	80	13,119	7,523
Total operating expenses	68,095	30,420	116,181	70,552
Income (loss) from operations	2,078	(705)	8,284	(15,710)
Other income (expense):
Interest expense	(6,633)	(1,781)	(12,204)	(3,753)
Debt extinguishment costs	—	—	11	(358)
Gain (loss) on derivative instruments	46,116	(15,610)	77,407	(12,364)
Other income (expense)	(2)	(74)	13	(62)
Total other income (expense)	39,481	(17,465)	65,227	(16,537)
Income (loss) before income taxes	41,559	(18,170)	73,511	(32,247)
Income tax benefit (expense)	(15,193)	(111)	(26,893)	(250)
Net income (loss)	26,366	(18,281)	46,618	(32,497)
Net income (loss) attributable to previous owners	—	(5,265)	—	(7,782)
Net income (loss) attributable to predecessor	—	(13,016)	—	(24,715)
Net income (loss) available to WildHorse Development	$26,366	$—	$46,618	$—

Net income (loss) per common share:
Basic and diluted	$0.28	n/a	$0.49	n/a
Weighted-average common shares outstanding:
Basic and diluted	93,685	n/a	93,452	n/a
Oil and natural gas revenue:
Natural gas	$13,277	$9,233	$25,422	$19,439
Crude oil	52,963	18,683	92,040	31,936
Natural gas liquids	3,404	1,225	6,067	2,170
Total oil and natural gas revenue	$69,644	$29,141	$123,529	$53,545
Production volumes:
Natural gas (MMcf)	4,299	4,739	8,148	9,540
Oil (MBbls)	1,133	434	1,916	880
NGLs (MBbls)	205	104	365	215
Total (MBoe)	2,054	1,328	3,639	2,685
Average sales price:
Natural gas (per Mcf)	$3.09	$1.95	$3.12	$2.04
Oil (per Bbl)	46.77	43.07	48.05	36.30
NGLs (per Bbl)	16.59	11.74	16.62	10.08
Total (per Boe)	$33.90	$21.94	$33.95	$19.94
Average production volumes:
Natural gas (MMcf/d)	47.2	52.1	45.0	52.4
Oil (MBbls/d)	12.5	4.8	10.6	4.8
NGLs (MBbls/d)	2.3	1.1	2.0	1.2
Average net production (MBoe/d)	22.6	14.6	20.1	14.8
Average unit costs per Boe:
Lease operating expenses	$3.33	$1.73	$3.78	$1.89
Gathering, processing and transportation	$0.95	$1.19	$1.00	$1.29
Taxes other than income tax	$2.20	$1.34	$2.31	$1.21
General and administrative expenses	$4.89	$3.53	$4.82	$3.40
Depletion, depreciation and amortization	$16.18	$15.00	$16.40	$15.64

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the three months ended June 30, 2017 and the three months ended June 30, 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $69.6 million for 2017 compared to $29.1 million for 2016, an increase of $40.5 million (approximately 139%). Production increased 0.7 MMBoe (approximately 55%) primarily due to the December 2016 Burleson North acquisition and to drilling successful wells in the Eagle Ford. The average realized sales price increased $11.96 per Boe (approximately 55%) due to a higher percentage of oil in the production mix. Oil revenues increased $4.2 million and $30.1 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $4.9 million due to a favorable pricing variance offset by a $0.9 million decrease due to an unfavorable volume variance.  NGL revenues increased $1.0 million and $1.2 million due to favorable price and volume variances, respectively.

•

LOE was $6.8 million and $2.3 million for 2017 and 2016, respectively.  On a per Boe basis, total LOE was $3.33 and $1.73 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis is largely attributable to the Burleson North acquisition which came with less efficient legacy production. Net production in 2017 consisted of 55.1% oil compared to 32.7% oil in 2016.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $1.9 million and $1.6 million for 2017 and 2016, respectively.  The 19% increase in GP&T expenses was primarily attributable to increased expenses associated with our properties in the Eagle Ford due to increased volumes.  These increases were partially offset by lower expenses associated with our North Louisiana properties due to reduced gas volumes.  On a per Boe basis, GP&T expenses were $0.95 and $1.19 for 2017 and 2016, respectively.

•

Taxes other than income tax were $4.5 million and $1.8 million for 2017 and 2016, respectively; an increase of $2.7 million (approximately 150%).  On a per Boe basis, taxes other than income tax were $2.20 and $1.34 for 2017 and 2016, respectively.  The 64% increase was primarily due to higher price realizations, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our corporate reorganization that occurred in conjunction with our initial public offering.

•

DD&A expense for 2017 was $33.2 million compared to $19.9 million for 2016, a $13.3 million increase (approximately 67%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $10.9 million and the change in the DD&A rate between periods caused DD&A expense to increase by $2.4 million.

•

G&A expenses were $10.0 million and $4.7 million (an increase of approximately 113%) for 2017 and 2016, respectively.  The $5.3 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company.  During 2017, we recorded $2.1 million of acquisition expenses and we recorded $1.3 million in stock-based compensation costs related to our long term incentive plan. Salaries and wages increased by $2.5 million primarily due to additional staffing offset by the previous owner’s $1.1 million G&A accrual payable to its members during 2016.  Fees related to accounting and audit services increased $0.6 million between 2017 and 2016.

•

Exploration expense was $11.5 million and $0.1 million for 2017 and 2016, respectively.  The $11.4 million increase in exploration expense was primarily due to an increase in undeveloped leasehold impairments of $9.9 million due to expiring acreage leases. Increases in exploration expense also included a $1.5 million increase in seismic acquisitions.

•

Interest expense was $6.6 million and $1.8 million for 2017 and 2016, respectively.  The $4.8 million increase (approximately 267%) was due to an increase in the average debt outstanding as a result of the February 2017 issuance of the 2025 Senior Notes. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Amortization of debt issue costs was $0.4 million for 2017 compared to $0.1 million for 2016.  Capitalized interest increased to $0.7 million from less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively, due to increased drilling activities.

•

Net gains on commodity derivatives of $46.1 million were recognized during 2017, which consisted of a $42.8 million increase in the fair value of open positions and $3.3 million of cash settlements received. During 2016, we recognized a $15.6 million loss on derivative instruments, which consisted of $2.3 million of cash settlements received and a $17.9 million decrease in the fair value of open positions.

•

Income tax expense was $15.2 million and $0.1 million for 2017 and 2016, respectively. The $15.1 million increase was primarily a result of being a corporation subject to federal and state income taxes subsequent to our initial public offering. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to the impact of state income tax. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the six months ended June 30, 2017 and the six months ended June 30, 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $123.5 million for 2017 compared to $53.5 million for 2016, an increase of $70.0 million (approximately 131%). Production increased 1.0 MMBoe (approximately 36%) primarily due to the December 2016 Burleson North acquisition and to drilling successful wells in the Eagle Ford. The average realized sales prices increased to $33.95 per Boe for 2017 compared to $19.94 per Boe during 2016 due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $22.5 million and $37.6 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $8.8 million due to a favorable pricing variance offset by a $2.8 million decrease due to an unfavorable volume variance.  NGL revenues increased $2.4 million and $1.5 million due to favorable price and volume variances, respectively.

•

LOE was $13.8 million and $5.1 million for 2017 and 2016, respectively.  On a per Boe basis, total LOE was $3.78 and $1.89 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis is largely attributable to the Burleson North acquisition which came with less efficient legacy production. Net production in 2017 consisted of 52.6% oil compared to 32.8% oil in 2016.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $3.6 million and $3.5 million for 2017 and 2016, respectively.  The 5% increase in GP&T expenses was primarily attributable to increased expenses associated with the Burleson North properties due to higher volumes. These increases with were mostly offset by decreased expenses associated with our North Louisiana properties due to decreases in volumes.  On a per Boe basis, GP&T expenses were $1.00 and $1.29 for 2017 and 2016, respectively.

•

Taxes other than income tax were $8.4 million and $3.3 million for 2017 and 2016, respectively, an increase of $5.1 million (approximately 158%).  On a per Boe basis, taxes other than income tax were $2.31 and $1.21 for 2017 and 2016, respectively.  The 91% increase was primarily due to higher price realizations, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our corporate reorganization that occurred in conjunction with our initial public offering.

•

DD&A expense for 2017 was $59.7 million compared to $42.0 million for 2016, a $17.7 million increase (approximately 42%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $14.9 million and the change in the DD&A rate between periods caused DD&A expense to increase by $2.8 million.

•

G&A expenses were $17.5 million and $9.1 million (an increase of approximately 92%) for 2017 and 2016, respectively.  The $8.4 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company.  During 2017, we recorded $2.7 million in acquisition expenses and $1.8 million in stock-based compensation costs related to our long term incentive plan. Salaries and wages increased by $4.9 million primarily due to additional staffing offset by the previous owner’s $2.1 million G&A accrual payable to its members during 2016.  Fees related to accounting and audit services increased $1.1 million between 2017 and 2016.

•

Exploration expense was $13.1 million and $7.5 million for 2017 and 2016, respectively.  The $5.6 million increase (approximately 75%) in exploration expense was primarily associated with an increase in undeveloped leasehold impairments of $10.6 million, and an increase in seismic acquisitions of $1.8 million, offset by $6.8 million in expenses associated with the early termination of a rig contract, which was laid down in June 2016 due to low commodity prices.

•

Interest expense was $12.2 million and $3.8 million for 2017 and 2016, respectively.  The $8.4 million increase (approximately 221%) was due to an increase in the average debt outstanding primarily as a result of the February 2017 issuance of the 2025 Senior Notes. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Amortization of debt issue costs was $1.3 million for 2017 compared to $0.1 million for 2016.  Capitalized interest increased to $1.0 million from less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively, due to increased drilling activities.

•

Debt extinguishment costs were $0.4 million in 2016 due to Esquisto’s retirement and termination of its revolving credit facility and second lien in January 2016 in connection with the merger of Esquisto I and Esquisto II. There were nominal debt extinguishment costs in 2017.

•

Net gains on commodity derivatives of $77.4 million were recognized during 2017, which consisted of a $73.9 million increase in the fair value of open positions and $3.5 million in cash settlements received. During 2016, we recognized a $12.4 million loss on derivative instruments, which consisted of $5.4 million in cash settlements received and $17.8 million decrease in the fair value of open positions.

•

Income tax expense was $26.9 million and $0.3 million for 2017 and 2016, respectively. The $26.6 million increase was primarily a result of being a corporation subject to federal and state income taxes subsequent to our initial public offering. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to the impact of state income tax. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:	(in thousands)		(in thousands)
Net income (loss)	$26,366	$(18,281)	$46,618	$(32,497)
Interest expense, net	6,633	1,781	12,204	3,753
Income tax (benefit) expense	15,193	111	26,893	250
Depreciation, depletion and amortization	33,229	19,923	59,672	41,986
Exploration expense	11,504	80	13,119	7,523
(Gain) loss on derivative instruments	(46,116)	15,610	(77,407)	12,364
Cash settlements received (paid) on derivative instruments	2,076	2,525	1,093	5,898
Stock-based compensation	1,308	—	1,803	—
Acquisition related costs	2,199	72	2,798	72
Debt extinguishment costs	—	—	(11)	358
Initial public offering costs	—	—	182	—
Non-cash liability amortization	—	(103)	—	(286)
Total Adjusted EBITDAX	$52,392	$21,718	$86,964	$39,421

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

As of June 30, 2017, we had $14.6 million of cash and cash equivalents and $502.1 million of available borrowings under our revolving credit facility. As of June 30, 2017, we had a working capital deficit of $63.3 million primarily due to the accrual of capital expenditures. As of June 30, 2017, the borrowing base under our revolving credit facility was increased to $650.0 million upon the closing of the Acquisition and we had outstanding borrowings of $146.0 million. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.  The next scheduled borrowing base redetermination is set for October 2017. A continuing decline in oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments. On April 27, 2017, standby letters of credit of $1.9 million were issued to the Railroad Commission of Texas under our revolving credit facility.

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock.  On June 30, 2017, we issued 435,000 shares of preferred stock in connection with the Acquisition. See “Note 10—Preferred Stock” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our preferred stock issuance.

Capital Expenditure Budget

We established a 2017 drilling and completion capital expenditure budget of $550.0 million to $675.0 million. For the six months ended June 30, 2017, our drilling and completion expenditures were approximately $267.6 million primarily related to the development of our Eagle Ford properties.

Debt Agreements

Revolving Credit Facility. In December 2016, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility.  In April 2017, our revolving credit facility borrowing base was increased from $362.5 million to $450.0 million in connection with the semi-annual borrowing redetermination by our lenders. Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually.” On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Amendment to the Credit Agreement.

The Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock, (ii) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.  In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of June 30, 2017.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of the 2025 Senior Notes.  The 2025 Senior Notes, issued at 99.244% of par, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  We used the net proceeds to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding our 2017 capital expenditures.  On August 1, 2017, we made a $12.0 million interest payment on the 2025 Senior Notes.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. Our predecessor’s cash flows were retrospectively revised due to common control considerations.  As such, the cash flows for the six months ended June 30, 2016 have been derived from the combined financial position and results attributable to the predecessor and  the previous owner. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.  Because WHR II, Esquisto and Acquisition Co. Holdings were under the common control of NGP, the sale and contribution of the respective ownership interests was accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost.

For information regarding the individual components of our cash flow amounts, see the Unaudited Statements of Condensed Consolidated and Combined Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$72,034	$17,313
Net cash used in investing activities	$(764,707)	$(80,516)
Net cash provided by financing activities	$704,191	$25,575

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the six months ended June 30, 2017 and the six months ended June 30, 2016, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $72.0 million for 2017, compared to $17.3 million of net cash provided by operating activities for 2016. Production increased 1.0 MMBoe (approximately 36%) and average realized sales prices increased to $33.95 per Boe for 2017 compared to $19.94 per Boe during 2016 as previously discussed above under “Results of Operations.”  The overall period-to-period increase in net cash provided by operating activities was unfavorably impacted by higher G&A expenses and LOE.  Net cash provided by operating activities included $1.1 million of cash receipts on derivative instruments during 2017 compared to $5.9 million in cash receipts during 2016.  There was a $12.6 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2017 compared to 2016.

Investing Activities. During 2017 and 2016, cash flows used in investing activities were $764.7 million and $80.5 million, respectively.  Acquisitions of oil and gas properties were $547.4 million and $4.2 million during 2017 and 2016, respectively. We received post-closing adjustment receipts of $3.9 million during 2017 related to the Burleson North Acquisition.  Additions to oil and gas properties were $211.3 million during 2017 primarily related to our drilling and completion activities in the Eagle Ford.  Additions to oil and gas properties were $73.4 million during 2016, of which $58.5 million was attributable to Esquisto’s drilling and completion activities in the Eagle Ford and $14.9 million was attributable to our predecessor’s drilling and completion activities in North Louisiana.

Financing Activities. Net cash provided by financing activities during 2017 of $704.2 million was primarily attributable to $432.6 million in net proceeds from the issuance of our Preferred Stock, $347.4 million in proceeds from the issuance of our 2025 Senior Notes, $161.5 in advances on our revolving credit facilities and $34.5 million from the partial exercise of the underwriters’ over-allotment option. These cash inflows were offset by payments under our revolving credit facilities of $258.3 million during 2017, debt issuance costs of $10.8 million, and $2.7 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and costs related to our initial public offering which were previously accrued and cash settled during 2017.  Net proceeds from the issuance of our Preferred Stock partially funded the cash consideration portion of the Acquisition.  We used proceeds from the issuance of our 2025 Senior Notes to pay down our revolver.  Amounts borrowed under our revolver funded our drilling program and working capital needs.

Net cash provided by financing activities of $25.6 million during 2016 was primarily attributable to capital contributions of $13.3 million from our predecessor and $25.0 million in contributions from our previous owners.  Net payments under our revolving credit facilities were $12.0 million during 2016. Amounts borrowed under our predecessor and previous owner credit facilities were primarily used for additions to oil and natural gas properties and working capital. Debt issuance costs were $0.5 million. Costs associated with Esquisto’s termination of its second lien were $0.2 million.

Contractual Obligations

During the six months ended June 30, 2017, there were no significant changes in our consolidated contractual obligations from those reported in our 2016 Form 10-K filed except for the additions of two long-term dedicated fracturing fleet services agreements and interruptible water availability agreement all of which were entered into as part of our ordinary course of business. For more information see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report. Additionally, we had $146.0 million outstanding under our revolving credit facility at June 30, 2017 compared to $242.8 million at December 31, 2016. As previously discussed, our 2025 Senior Notes were issued in February 2017. See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of June 30, 2017, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2017, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At June 30, 2017, we had $146.0 million outstanding under our revolving credit facility. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2017
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$339,033	$328,125

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at June 30, 2017.  For additional discussion of current legal proceedings, please see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

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

We did not have any sales of unregistered securities during the three months ended June 30, 2017, except as set forth in our Current Report on Form 8-K filed on May 16, 2017.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

During the three months ended June 30, 2017, there were no repurchases of our common stock by us or our affiliates.

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

WildHorse Resource Development Corporation
(Registrant)

Date:	August 10, 2017	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Number	Description

2.1

Master Contribution Agreement, dated December 12, 2016, by and among WildHorse Resource Development Corporation and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 16, 2016).

2.2

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Admiral A Holding L.P., TE Admiral A Holding L.P., Aurora C-I Holding L.P. and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed on May 15, 2017).

2.3

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Anadarko Energy Services Company and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.3 to the Company’s Form 10-Q filed on May 15, 2017).

3.1	Amended and Restated Certification of Incorporation of WildHorse Resource Development Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2016).

3.2	Amended and Restated Bylaws of WildHorse Resource Development Corporation, effective December 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2016).

3.3	Certificates of Designations, 6.00% Series A Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 7, 2017).

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

4.4

Amended and Restated Registration Rights Agreement dated as of June 30, 2017 by and between WildHorse Resource Development Corporation and WHR Holdings, LLC, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, NGP XI US Holdings, L.P., Jay C. Graham, Anthony Bahr, CP VI Eagle Holdings, L.P., EIGF Aggregator LLC, TE Drilling Aggregator LLC and Aurora C-1 Holding L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 7, 2017).

4.5

Preferred Stock Purchase Agreement, dated as of May 10, 2017, by and among WildHorse Resource Development Corporation and CP VI Eagle Holdings, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on May 15, 2017).

4.6*

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.

10.1

Second Amendment to Credit Agreement, dated as of June 30, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 7, 2017).

10.2

First Amendment to Credit Agreement, dated as of April 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2017).

10.3

Indemnification Agreement, dated as of June 30, 2017, by and between WildHorse Resource Development Corporation and Brian A. Bernasek (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 7, 2017).

10.4

Indemnification Agreement, dated as of June 30, 2017, by and between WildHorse Resource Development Corporation and Martin W. Sumner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 7, 2017).

Exhibit Number	Description

10.5

Stock Issuance Agreement, dated as of May 10, 2017, by and among WildHorse Resource Development Corporation and Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.