Form 10-Q
period 2017-09-30
WildHorse Resource Development Corp
filed 2017-11-09
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2017, the registrant had 101,171,233 shares of common stock, $0.01 par value outstanding.

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

Recompletion: The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

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

WTI: West Texas Intermediate.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•

the “Company,” “WildHorse Development,” “WRD,” “we,” “our,” “us” or like terms refer collectively to WHR II and Esquisto, together with their consolidated subsidiaries before the completion of our Corporate Reorganization and to WildHorse Resource Development Corporation and its consolidated subsidiaries, including WHR II, Esquisto and Acquisition Co., as of and following the completion of our Corporate Reorganization;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$5,409	$3,115
Accounts receivable, net	60,658	26,428
Short-term derivative instruments	2,537	—
Prepaid expenses and other current assets	3,156	1,633
Total current assets	71,760	31,176
Property and equipment:
Oil and gas properties	2,716,000	1,573,848
Other property and equipment	47,105	34,344
Accumulated depreciation, depletion and amortization	(311,279)	(200,293)
Total property and equipment, net	2,451,826	1,407,899
Other noncurrent assets:
Restricted cash	502	886
Long-term derivative instruments	9,667	—
Debt issuance costs	2,777	2,320
Total assets	$2,536,532	$1,442,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,608	$21,014
Accrued liabilities	135,895	23,371
Short-term derivative instruments	3,302	14,087
Asset retirement obligations	90	90
Total current liabilities	170,895	58,562
Noncurrent liabilities:
Long-term debt	642,567	242,750
Asset retirement obligations	14,043	10,943
Deferred tax liabilities	132,815	112,552
Long-term derivative instruments	1,426	8,091
Other noncurrent liabilities	1,190	1,495
Total noncurrent liabilities	792,041	375,831
Total liabilities	962,936	434,393

Commitments and contingencies (Note 18)

Series A perpetual convertible preferred stock, $0.01 par value: 50,000,000 shares authorized; 435,000 shares issued and outstanding at September 30, 2017	438,861	—

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,171,233 shares and 91,680,441 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,012	917
Additional paid-in capital	1,114,829	1,017,368
Accumulated earnings (deficit)	18,894	(10,397)
Total stockholders’ equity	1,134,735	1,007,888
Total liabilities and equity	$2,536,532	$1,442,281

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$100,391	$19,208	$192,431	$51,144
Natural gas sales	14,906	12,135	40,328	31,574
NGL sales	6,881	1,466	12,948	3,636
Other income	308	430	1,244	1,727
Total operating revenues	122,486	33,239	246,951	88,081
Operating expenses:
Lease operating expenses	12,435	2,625	26,200	7,687
Gathering, processing and transportation	3,761	1,580	7,403	5,054
Gathering system operating expense	9	(19)	53	99
Taxes other than income tax	6,047	1,797	14,455	5,054
Depreciation, depletion and amortization	51,843	19,418	111,515	61,404
General and administrative	11,043	4,927	28,574	14,059
Exploration expense	4,749	1,453	17,868	8,976
Total operating expense	89,887	31,781	206,068	102,333
Income (loss) from operations	32,599	1,458	40,883	(14,252)
Other income (expense):
Interest expense, net	(8,749)	(1,856)	(20,953)	(5,609)
Debt extinguishment costs	—	—	11	(358)
Gain (loss) on derivative instruments	(40,288)	3,670	37,119	(8,694)
Other income (expense)	(12)	(15)	1	(77)
Total other income (expense)	(49,049)	1,799	16,178	(14,738)
Income (loss) before income taxes	(16,450)	3,257	57,061	(28,990)
Income tax benefit (expense)	5,646	(200)	(21,247)	(450)
Net income (loss)	(10,804)	3,057	35,814	(29,440)
Net income (loss) attributable to previous owners	—	5,161	—	(2,621)
Net income (loss) attributable to predecessor	—	(2,104)	—	(26,819)
Net income (loss) available to WRD	(10,804)	—	35,814	—
Preferred stock dividends	6,450	—	6,523	—
Undistributed earnings allocated to participating securities	—	—	3,234	—
Net income (loss) available to common stockholders	$(17,254)	$—	$26,057	$—

Earnings per common share:
Basic	$(0.17)	n/a	$0.27	n/a
Diluted	$(0.17)	n/a	$0.27	n/a
Weighted-average common shares outstanding:
Basic	99,142	n/a	95,369	n/a
Diluted	99,142	n/a	95,369	n/a

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$35,814	$(29,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	111,009	61,105
Accretion of asset retirement obligations	506	299
Dry hole expense and impairments of unproved properties	13,910	62
Amortization of debt issuance cost	1,962	342
(Gain) loss on derivative instruments	(37,119)	8,694
Cash settlements on derivative instruments	6,895	6,068
Accretion of senior note discount	197	—
Deferred income tax expense	20,263	435
Debt extinguishment expense (benefit)	(11)	358
Amortization of equity awards	4,217	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(42,081)	(9,316)
Decrease (increase) in prepaid expenses and other current assets	(1,245)	(353)
(Decrease) increase in accounts payable and accrued liabilities	28,875	(13,980)
Net cash flow provided by operating activities	143,192	24,274
Cash flows from investing activities:
Acquisitions of oil and gas properties	(549,033)	(10,939)
Additions to oil and gas properties	(443,211)	(84,841)
Additions to and acquisitions of other property and equipment	(10,070)	(2,970)
Change in restricted cash	385	(86)
Net cash used in investing activities	(1,001,929)	(98,836)
Cash flows from financing activities:
Advances on revolving credit facilities	363,500	101,000
Payments on revolving credit facilities	(447,765)	(105,500)
Debt issuance cost	(13,545)	(668)
Termination of second lien	—	(225)
Proceeds from senior notes offering	494,744	—
Proceeds from the issuance of preferred stock	435,000	—
Costs incurred in conjunction with the issuance of preferred stock	(2,662)	—
Proceeds from the issuance of common stock	34,457	—
Cost incurred in conjunction with the issuance of common stock	(2,698)	—
Previous owner contributions	—	25,000
Predecessor contributions	—	13,280
Net cash provided by financing activities	861,031	32,887
Net change in cash and cash equivalents	2,294	(41,675)
Cash and cash equivalents, beginning of period	3,115	43,126
Cash and cash equivalents, end of period	$5,409	$1,451

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
December 31, 2016	$917	$1,017,368	$(10,397)	$1,007,888
Net income (loss)	—	—	35,814	35,814
Issuance of common stock	23	34,434	—	34,457
Costs incurred in connection with the issuance of common stock	—	(1,872)	—	(1,872)
Issuance of common stock in connection with the Acquisition	55	60,699	—	60,754
Accrual of preferred stock paid-in-kind dividend	—	—	(6,523)	(6,523)
Amortization of equity awards	17	4,200	—	4,217
September 30, 2017	$1,012	$1,114,829	$18,894	$1,134,735

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

Contemporaneously with our initial public offering, (i) the owners of WHR II exchanged all of their interests in WHR II for equivalent interests in WildHorse Investment Holdings and the owners of Esquisto exchanged all of their interests in Esquisto for equivalent interests in Esquisto Investment Holdings, (ii) WildHorse Investment Holdings contributed all of the interests in WHR II to WildHorse Holdings, Esquisto Investment Holdings contributed all of the interests in Esquisto to Esquisto Holdings and the owner of Acquisition Co. contributed all of its interests in Acquisition Co. to Acquisition Co. Holdings and (iii) WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings contributed all of the interests in WHR II, Esquisto and Acquisition Co., respectively, to us in exchange for shares of our common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.  In May 2017, in connection with the Acquisition, WRD formed WHR Eagle Ford LLC (“WHR EF”) as a wholly owned subsidiary.  WHR II has two wholly owned subsidiaries – WildHorse Resources Management Company, LLC (“WHRM”) and Oakfield Energy LLC (“Oakfield”).  Esquisto has two wholly owned subsidiaries – Petromax E&P Burleson, LLC and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

Basis of Presentation

Our predecessor’s financial statements were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the financial statements included herein for the three and nine months ended September 30, 2016 have been derived from the combined financial position and results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

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

Supplemental Cash Flow Information

Supplement cash flow for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$13,465	$5,388
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	95,292	11,995
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	7,990	—

On June 30, 2017, we issued approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR in connection with the consummation of the Acquisition.  See Note 3 for additional information regarding this issuance.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of its new revenue recognition standard. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Although early adoption was permitted, the Company decided not to early adopt.  The new guidance will be applicable to us beginning on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company selected the cumulative effect transition method.  We do not currently expect that adoption of the new revenue recognition standard will materially impact revenue recognition for many types of our arrangements.  Though we have not quantified the impact, we believe that the new standard will require that fees incurred under some of our natural gas processing contracts be reported as a deduction to revenue earned under those contracts, instead of being presented as gathering, processing and transportation costs on our statement of operations. Documentation of our revenue streams and related contract reviews is substantially complete.  During the fourth quarter, we plan to finalize our contract review and update our existing business process and internal control documentation for any new or revised processes and controls.

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

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2017	2016	2017	2016
$998	$51	$3,796	$123

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

On June 30, 2017, we completed the Acquisition. The aggregate purchase price for the Acquisition, which is subject to customary adjustments as provided in the Acquisition Agreements, consisted of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR (collectively, the “Adjusted Purchase Price”). The common stock consideration price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR.  Post-acquisition, our earnings included $19.6 million of revenues and generated $5.0 million of income related to properties obtained in the Acquisition.

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

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months and nine months ended September 30, 2017 and 2016 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	n/a	$60,412	$295,160	$161,280
Net Income	n/a	14,390	57,221	(4,540)
Earnings per share (basic and diluted)	n/a	n/a	$0.47	n/a

Burleson 2017 Acquisitions. During the nine months ended September 30, 2017, we closed on multiple transactions to acquire oil and natural gas producing and non-producing properties from third parties in Burleson County, Texas for approximately $19.3 million, of which $11.6 million was allocated to unproved oil and natural gas properties.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months and nine months ended September 30, 2016 as though the Burleson North Acquisition had been completed on January 1, 2015 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired and (ii) depletion expense applied to the adjusted basis of the properties acquired. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Burleson North acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Revenues	$46,337	$125,064
Net income (loss)	7,105	(20,946)
Basic and diluted earnings per share	n/a	n/a

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2017 and December 31, 2016 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$19,224	$—	$19,224

Liabilities:
Commodity derivatives	$—	$11,748	$—	$11,748

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7	$—	$7

Liabilities:
Commodity derivatives	$—	$22,185	$—	$22,185

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. We did not record impairments to proved oil and natural gas properties during the three and nine months ended September 30, 2017 and 2016.

•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three and nine months ended September 30, 2017, we recorded $3.2 million and $13.9 million of impairments of unproved properties, respectively.  We recorded $0.1 million in impairments on unproved properties for both the three and nine months ended September 30, 2016.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

We have fixed price commodity swaps, basis swaps, collars and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty.  Collars consist of a sold call and a purchased put that establish a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the three and nine months ended September 30, 2017 is net of deferred premiums of $1.5 million and $2.1 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, certain of which are also lenders under our revolving credit facility, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At September 30, 2017 we had net derivative assets of $7.5 million. Had certain counterparties failed completely to perform according to the terms of existing contracts, we would have the right to offset $9.1 million against amounts outstanding under our revolving credit facility, thereby eliminating any credit exposure.

See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following derivative contracts were in place at September 30, 2017:

	Remainder 2017	2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	1,302,856	6,834,488	4,537,693	342,620
Weighted-average fixed price	$51.04	$52.31	$52.69	$50.61

Collar contracts:
Volume (Bbls)	13,688	25,096	—	—
Weighted-average floor price	$50.00	$50.00	$—	$—
Weighted-average ceiling price	$62.10	$62.10	$—	$—

Put options:
Volume (Bbls)	773,400	597,850	410,525	—
Weighted-average floor price	$55.00	$50.00	$50.00	$—
Weighted-average put premium	$(4.77)	$(5.95)	$(5.95)	$—

LLS basis swaps:
Volume (Bbls)	1,843,600	1,864,400	—	—
Spread -WTI	$3.98	$3.02	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	1,909,600	11,825,800	9,877,900	—
Weighted-average fixed price	$3.10	$3.03	$2.81	$—

Collar contracts:
Volume (MMBtu)	1,380,000	—	—	—
Weighted-average floor price	$3.00	$—	$—	$—
Weighted-average ceiling price	$3.36	$—	$—	$—

Put options:
Volume (MMBtu)	2,403,060	—	—	—
Weighted-average floor price	$3.40	$—	$—	$—
Weighted-average put premium	$(0.37)	$—	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2017 and December 31, 2016 (in thousands). There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2017	2016	2017	2016
Commodity contracts	Short-term derivative instruments	$8,006	$4	$8,771	$14,091
Netting arrangements	Short-term derivative instruments	(5,469)	(4)	(5,469)	(4)
Net recorded fair value		$2,537	$—	$3,302	$14,087

Commodity contacts	Long-term derivative instruments	$11,218	$3	$2,977	$8,094
Netting arrangements	Long-term derivative instruments	(1,551)	(3)	(1,551)	(3)
Net recorded fair value		$9,667	$—	$1,426	$8,091

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) & Losses on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Unaudited Statements of Condensed Consolidated and Combined Operations. The following table details the gains and losses related to derivative instruments for the three and nine months ending September 30, 2017 and 2016 (in thousands):

	Statements of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Operations Location	2017	2016	2017	2016
Commodity derivative contracts	(Gain) loss on derivative instruments	$40,288	$(3,670)	$(37,119)	$8,694

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Oil, natural gas and NGL sales	$46,027	$13,390
Joint interest billings	13,482	7,898
Derivative receivable	140	—
Severance tax	109	392
Other current receivables	1,000	4,848
Allowance for doubtful accounts	(100)	(100)
Total	$60,658	$26,428

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Capital expenditures	$112,726	$17,934
Deferred rent	404	386
Lease operating expense	3,861	2,608
General and administrative	5,398	1,471
Severance and ad valorem taxes	6,122	194
Interest expense	5,771	346
Derivative payable	—	428
Income taxes	967	—
Other accrued liabilities	646	4
Total	$135,895	$23,371

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2017 (in thousands):

Asset retirement obligations at beginning of period	$11,033
Accretion expense	506
Liabilities incurred	2,879
Revisions	(285)
Asset retirement obligations at end of period	14,133
Less: current portion	(90)
Asset retirement obligations – long-term	$14,043

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
Credit Facility	2017	2016
WRD revolving credit facility	$158,485	$242,750
2025 Senior Notes (as defined below) (1)	500,000	—
Unamortized discounts - 2025 Senior Notes	(5,059)	—
Unamortized debt issuance costs - 2025 Senior Notes	(10,859)	—
Total long-term debt	$642,567	$242,750

(1)

The estimated fair value of this fixed-rate debt was $493.1 million at September 30, 2017.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

On September 29, 2017, we cancelled our standby letters of credit of $1.9 million, which had reduced the available borrowing capacity under our revolving credit facility.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

September 30,
Credit Facility	2017
WRD revolving credit facility	$612,500

  Amendment to Credit Agreement

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

The Second Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock (see Note 10), (ii) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.

Subsequent Event. On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) to add additional lenders.

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  In addition, on September 19, 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par and resulted in net proceeds of $144.7 million. The September 2017 issuance is treated as a single class of debt with the other outstanding 2025 Senior Notes.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations which are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The net proceeds from the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

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

In connection with the issuance and sale of the 2025 Senior Notes in each of February and September of 2017, the Company and our subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreements”) with a representative of the initial purchasers of the 2025 Senior Notes, dated February 1, 2017 and September 19, 2017, respectively. Pursuant to the Registration Rights Agreements, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2025 Senior Notes can exchange the 2025 Senior Notes for registered notes that have substantially identical terms. In addition, we have agreed to exchange the guarantees related to the 2025 Senior Notes for registered guarantees having substantially the same terms as the original guarantees.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Facility	2017	2016	2017	2016
WRD revolving credit facility	3.71%	n/a	3.63%	n/a
WHR II revolving credit facility terminated December 2016	n/a	3.00%	n/a	3.00%
Esquisto - revolving credit facility terminated December 2016	n/a	2.79%	n/a	2.81%
Esquisto - revolving credit facility terminated January 2016	n/a	n/a	n/a	2.97%
Esquisto - second lien terminated in January 2016	n/a	n/a	n/a	9.50%

Unamortized Debt Issuance Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016
WRD revolving credit facility (1)	$3,639	$2,904
6.875% senior unsecured notes, due February 2025	10,859	n/a
Total	$14,498	$2,904

(1)

We classified $0.9 million and $0.6 million of unamortized deferred financing costs at September 30, 2017 and December 31, 2016, respectively, under current assets as a component of “Prepaid expenses and other current assets.”

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Series A Perpetual Convertible Preferred Stock (in thousands)
Balance at December 31, 2016	$—
Issuance of preferred stock in connection with the Acquisition	435,000
Costs incurred related to the issuance of preferred stock	(2,662)
Accrual of preferred stock paid-in-kind dividend	6,523
Balance at September 30, 2017	$438,861

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock (the “Certificate”)) of $1,000 per share and is entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value will, among other things, increase the number of shares of common stock issuable upon conversion of each share of Preferred Stock. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

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

In addition, the Carlyle Investor, as a holder of Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and  (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Preferred Stock Dividend – Payment In Kind

On July 31, 2017, we announced an aggregate quarterly dividend of $2.175 million on our outstanding shares of Preferred Stock. The dividend was paid by an automatic increase to the accreted value of each such share of Preferred Stock, which were issued with an initial accreted value of $1,000 per share. The dividend was for the period beginning on June 30, 2017 (the issuance date of the Preferred Stock) to July 31, 2017 and was paid to holders of record on July 15, 2017.

Subsequent Event. On October 31, 2017, an aggregate quarterly dividend of $6.558 million was paid by an automatic increase to the accreted value of each such share of Preferred Stock as of the date of issuance. The declared dividend is for the period beginning on August 1, 2017 to October 31, 2017 and was paid to holders of record on October 15, 2017.

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the nine months ended September 30, 2017:

Balance, December 31, 2016	91,680,441
Common stock issued	7,815,225
Restricted common stock issued	1,676,284
Restricted common stock forfeited	(717)
Balance, September 30, 2017	101,171,233

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

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the nine months ended September 30, 2017. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Previous Owner Equity

Our previous owner received capital contributions of $25.0 million from its members during the nine months ended September 30, 2016.

Predecessor Equity

The predecessor received capital contributions of $13.3 million from its members during the nine months ended September 30, 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three and nine months ended September 30, 2017 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2017	September 30, 2017
Numerator:
Net income (loss) available to WRD	$(10,804)	$35,814
Less: Preferred stock dividends	6,450	6,523
Less: Undistributed earnings allocated to participating securities	—	3,234
Net income (loss) available to common stockholders	$(17,254)	$26,057
Denominator:
Weighted-average common shares outstanding (in thousands) (1)	99,142	95,369
Basic EPS	$(0.17)	$0.27
Diluted EPS (1)	$(0.17)	$0.27

(1)

The Company used the two-class method for both basic and diluted EPS.  Restricted shares were excluded from the calculation of diluted earnings due to their antidilutive effect as we were in a loss position for the three months ended September 30, 2017.  For the nine months ended September 30, 2017, 481 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For the three and nine months ended September 30, 2017, 10,696 and 31,400 shares, respectively, were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

Note 13. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common stock outstanding at December 31, 2016	353,334	$14.50
Granted (2)	1,676,284	$13.88
Forfeited	(717)	$13.94
Restricted common stock outstanding at September 30, 2017	2,028,901	$13.99

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2017 was $23.3 million based on grant date market prices ranging from $10.91 per share to $14.22 per share.

For the three and nine months ended September 30, 2017, we recorded $2.4 million and $4.2 million of recognized compensation expense, respectively, associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $24.1 million at September 30, 2017.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.58 years.

Note 14. Incentive Units

The governing documents of WHR II provided for the issuance of incentive units. WHR II granted incentive units to certain of its members who were key employees at the time of grant. The incentive units were accounted for similar to liability-classified awards as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. The payment likelihood related to the WHR II incentive units was not deemed probable at September 30, 2016.  As such, no compensation expense was recognized by our predecessor.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the Corporate Reorganization, the WHR II incentive units were transferred to WildHorse Investment Holdings in exchange for substantially similar incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings granted certain officers and employees awards of incentive units in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at September 30, 2017.  As such, no compensation expense was recognized by us.  Unrecognized compensation costs associated with these incentive units was $21.8 million at September 30, 2017.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of September 30, 2017
Expected life (years)	0.79 - 5.04
Expected volatility (range)	39.0% - 64.0%
Dividend yield	0.0%
Risk-free rate (range)	1.26% - 1.91%

Note 15. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three and nine months ended September 30, 2017, we received $0.5 million and $1.9 million, respectively, from Genesis.

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

NGP ECM.  During the three and nine months ended September 30, 2017, we had net disbursements of less than $0.1 million and $0.1 million, respectively, related to expense reimbursements associated with their services as directors of WRD.  During the three and nine months ended September 30, 2016, our predecessor paid less than $0.1 million and $0.1 million, respectively, for director fees.

Highmark Energy Operating, LLC.  During both the three and nine months ended September 30, 2017, we had net disbursements of less than $0.1 million to Highmark Energy Operating, LLC, a NGP affiliated company, for non-operated working interests in oil and natural gas properties we operate.  During the three and nine months ended September 30, 2016, our predecessor had net receipts of $0.1 million and $0.2 million, respectively, to Highmark Energy Operating, LLC.

Cretic Energy Services, LLC.  During the three and nine months ended September 30, 2017, we made payments of $0.1 million and $0.2 million, respectively, to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities. We recorded payments of $0.4 million for the nine months ended September 30, 2016 and no transactions for the three months ended September 30, 2016.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

PennTex Midstream Partners, LP. During the three and nine months ended September 30, 2016, we made net payments of less than $0.1 million and $0.1 million to PennTex Midstream Partners, LP (“PennTex”), a former NGP affiliated company, for the gathering, processing and transportation of natural gas and NGLs.  Our related party relationship ceased in the fall of 2016 when a third-party acquired controlling interests in PennTex.

WildHorse Resources, LLC. WildHorse Resources, LLC (“WHR”), an entity formerly under common control with WHR II, ceased being a related party in September 2016 when its parent company was acquired by a third party. During the three and nine months ended September 30, 2016, we paid net payments of less than $0.1 million and $0.1 million, respectively, to WHR’s parent company for non-operated working interests in oil and natural gas properties we operate.

CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon, one of our directors, is President of these entities.  During both the three and nine months ended September 30, 2017 we had net disbursements of $0.1 million to certain CH4 Energy entities for non-operated working interests in oil and natural gas properties we operate, office rental and parking payments, and landman services and expenses.  We did not have any related party payments or receipts for the three and nine months ended September 30, 2016.

Garland Exploration LLC.  During the nine months ended September 30, 2017, we had net receipts of $0.3 million from Garland Exploration, LLC, a NGP affiliated company, for non-operated working interests in oil and natural gas properties we operate.  We did not have any related party payments or receipts for the three and nine months ended September 30, 2016.

Promissory Notes. WHR II issued promissory notes in favor of certain members of WHR II’s management to fund future capital commitments and carried an interest rate of 2.5%.  On November 9, 2016, the management members conveyed to the predecessor certain ownership interests in the predecessor in exchange for the discharge in full and the termination of all the promissory note advances then outstanding. WHR II accrued promissory note interest of $0.1 million during the nine months ended September 30, 2016.

Previous Owner Related Party Transactions

Notes payable to members.  During the three and nine months ended September 30, 2016, Esquisto accrued $1.1 million and $3.2 million, respectively, as general and administrative expenses payable to its members. In connection with our initial public offering, the Esquisto notes payable to its members were paid off.

Services provided by member.  Esquisto paid Calbri Energy, Inc. (“Calbri”), a less than 1% former owner, $0.6 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, for completion consulting services.

Operator. Esquisto paid PetroMax Operating Co., Inc. (“Petromax”), who was the operator of the majority of Esquisto’s wells, $0.3 million and $0.9 million during the three and nine months ended September 30, 2016, respectively, for overhead charges on drilling and producing wells at market rates as set forth in joint operating agreements and in accordance with an operating agreement between Petromax and Esquisto. Petromax is owned 33.3% by Mike Hoover, the former Chief Operating Officer of Esquisto, who also indirectly owned one of the former members of Esquisto.

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

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, Petromax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we agreed to pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  The transition service agreement was terminated on March 31, 2017 and we, therefore, did not have any payments during the three months ended September 30, 2017.  During the nine months ended September 30, 2017, we paid the Service Providers $0.1 million.

Note 16. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  We have identified two operating segments – the Eagle Ford and North Louisiana – that have been aggregated into one reportable segment that is engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues.  Furthermore, all of our revenues are from external customers.  The Company uses Adjusted EBITDAX, a non-GAAP financial measure, as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$(10,804)	$3,057	$35,814	$(29,440)
Interest expense, net	8,749	1,856	20,953	5,609
Income tax (benefit) expense	(5,646)	200	21,247	450
Depreciation, depletion and amortization	51,843	19,418	111,515	61,404
Exploration expense	4,749	1,453	17,868	8,976
(Gain) loss on derivative instruments	40,288	(3,670)	(37,119)	8,694
Cash settlements received (paid) on derivative instruments	5,802	170	6,895	6,068
Stock-based compensation	2,414	—	4,217	—
Acquisition related costs	998	51	3,796	123
Debt extinguishment costs	—	—	(11)	358
Public offering costs	—	1,182	182	1,182
Non-cash liability amortization	—	—	—	(286)
Total Adjusted EBITDAX	$98,393	$23,717	$185,357	$63,138

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

The Company recorded an income tax benefit of $5.6 million and expense of $21.2 million for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. The tax benefit of $5.6 million was primarily a result of the pretax loss reported for the three months ended September 30, 2017.  The increase in income tax expense for the nine months ended September 30, 2017 was primarily a result of being a corporation subject to federal and state income taxes subsequent to our initial public offering. The effective tax rates for the three and nine months ended September 30, 2017 were 34.3% and 37.2%, respectively, compared to approximately 6.1% and (1.6)% for the three and nine months ended September 30, 2016, respectively. The effective tax rate differed from the statutory federal income tax rate during the three and nine months ended September 30, 2017 primarily due to the impact of state income tax as well as a result of changes in estimates related to a prior-period tax provision.  The effective tax rate differed from the statutory federal income tax rate during the three and nine months ended September 30, 2016 primarily due to the impact of pass-through entities and state income tax.

The Company reported no liability for unrecognized tax benefits as of September 30, 2017 and expects no significant change to the unrecognized tax benefits in the next twelve months.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of September 30, 2017 and December 31, 2016. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

From time to time, we could be liable for environmental claims arising in the ordinary course of business. No environmental obligations were recognized at September 30, 2017 and December 31, 2016.

Firm Gas Transportation Service Agreement

The Company has an existing firm gas transportation service agreement with Regency Intrastate Gas LLC as discussed in our 2016 Form 10-K.

Letters of Credit and Certificate of Deposit

In accordance with state regulatory requirements, we had standby letters of credit that were cash collateralized by certificates of deposits at both September 30, 2017 and December 31, 2016.  The fair value of the certificates of deposits were $0.5 million and $0.9 million at September 30, 2017 and December 31, 2016, respectively, and were recorded on our balance sheet as restricted cash.  Additionally, we cancelled a standby letter of credit of $1.9 million on September 29, 2017 (see Note 9) and replaced it with a surety bond.

Dedicated Fracturing Fleet Services Agreements

During the nine months ended September 30, 2017, the Company entered into two dedicated fracturing fleet services agreements to complete wells in a timely manner following conclusion of drilling operations.

On March 15, 2017, we entered into a 20-month dedicated fracturing fleet services agreement. The agreement may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.7 million that covers equipment and personnel costs.  In addition to the fixed monthly service charge, we have agreed to pay a fixed fee for each stage completed in excess of 360 stages per calendar quarter.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however, an early termination fee of approximately $1.4 million times the number of months remaining under the initial term of the contract would be payable on the termination date.

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

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.4 million during the nine months ended September 30, 2017.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 19. Subsequent Events

Third Amendment to the Credit Agreement

Please see Note 9 for information regarding the Third Amendment to the Credit Agreement, dated as of October 4, 2017, including information regarding the redetermination of our borrowing base.

October Preferred Stock Dividend – Payment In Kind

Please see Note 10 for information regarding the declared aggregate quarterly dividend on our Preferred Stock.

Exchange Offer

The Company’s Registration Statement on Form S-4 registering an aggregate of $500.0 million of 2025 Senior Notes to be offered in exchange for the currently outstanding 2025 Senior Notes, which have not been registered under the Securities Act, was declared effective on October 12, 2017. The exchange offer for the 2025 Senior Notes commenced on October 13, 2017 and is expected to expire on November 13, 2017.

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

Recent Developments

APC/KKR Acquisition

On May 10, 2017, we, through our new wholly owned subsidiary, WHR Eagle Ford LLC (“WHR EF”),  entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR” and, together with APC, the “First Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together, with the First Sellers, the “Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

Pursuant to the Acquisition Agreements, on June 30, 2017, we completed the acquisition of approximately 111,000 acres and the associated production therefrom. The aggregate purchase price for the assets, as described in the Acquisition Agreements, subject to customary adjustments as provided in the Acquisition Agreements, consisted of an aggregate of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR (in the aggregate, the “Adjusted Purchase Price”). The common stock portion of the Purchase price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed, on May 10, 2017 (the “Stock Issuance Agreement”), by and among us and KKR.

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

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock (the “Certificate”)) of $1,000 per share and is entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value will, among other things, increase the number of shares of common stock issuable upon conversion of each share of Preferred Stock. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

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

In addition, the Carlyle Investor, as a holder of Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis.

Amendment to Credit Agreement

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a second amendment (the “Second Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

The Second Amendment, among other things, modified the Credit Agreement to (a) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock, (b) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (c) increase the annual cap on certain restricted payments from $50 million to $75 million, and (d) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.

On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) to add additional lenders.

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  In addition, on September 19, 2017, we completed a private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par and resulted in net proceeds of $144.7 million. The September 2017 issuance is treated as a single class of debt with the other outstanding 2025 Senior Notes.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations which are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The net proceeds from the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Eagle Ford Acquisitions

During the nine months ended September 30, 2017, we closed on multiple transactions to acquire oil and natural gas producing and non-producing properties from third parties in Burleson County, Texas for approximately $19.3 million, of which $11.6 million was allocated to unproved oil and natural gas properties.

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

Results of Operations

The results of operations of our predecessor were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the results of operations presented below for the three and nine months ended September 30, 2016 have been derived from the combined results attributable to our predecessor and Esquisto. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following:

•	the Acquisition, which was completed on June 30, 2017;
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

•	increases in our drilling programs; and
•	the private placement of $350.0 million and $150.0 million in February 2017 and September 2017, respectively, of aggregate principal amount of 6.875% senior unsecured notes due 2025.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Oil sales	$100,391	$19,208	$192,431	$51,144
Natural gas sales	14,906	12,135	40,328	31,574
NGL sales	6,881	1,466	12,948	3,636
Other income	308	430	1,244	1,727
Total operating revenues	122,486	33,239	246,951	88,081
Operating expenses:
Lease operating expenses	12,435	2,625	26,200	7,687
Gathering, processing and transportation	3,761	1,580	7,403	5,054
Gathering system operating expense	9	(19)	53	99
Taxes other than income tax	6,047	1,797	14,455	5,054
Depreciation, depletion and amortization	51,843	19,418	111,515	61,404
General and administrative expenses	11,043	4,927	28,574	14,059
Exploration expense	4,749	1,453	17,868	8,976
Total operating expenses	89,887	31,781	206,068	102,333
Income (loss) from operations	32,599	1,458	40,883	(14,252)
Other income (expense):
Interest expense, net	(8,749)	(1,856)	(20,953)	(5,609)
Debt extinguishment costs	—	—	11	(358)
Gain (loss) on derivative instruments	(40,288)	3,670	37,119	(8,694)
Other income (expense)	(12)	(15)	1	(77)
Total other income (expense)	(49,049)	1,799	16,178	(14,738)
Income (loss) before income taxes	(16,450)	3,257	57,061	(28,990)
Income tax benefit (expense)	5,646	(200)	(21,247)	(450)
Net income (loss)	(10,804)	3,057	35,814	(29,440)
Net income (loss) attributable to previous owners	—	5,161	—	(2,621)
Net income (loss) attributable to predecessor	—	(2,104)	—	(26,819)
Net income (loss) available to WRD	$(10,804)	$—	$35,814	$—

Net income (loss) per common share:
Basic and diluted	$(0.17)	n/a	$0.27	n/a
Weighted-average common shares outstanding:
Basic and diluted	99,142	n/a	95,369	n/a
Oil and natural gas revenue:
Natural gas	$14,906	$12,135	$40,328	$31,574
Crude oil	100,391	19,208	192,431	51,144
NGLs	6,881	1,466	12,948	3,636
Total oil and natural gas revenue	$122,178	$32,809	$245,707	$86,354
Production volumes:
Natural gas (MMcf)	5,133	4,331	13,281	13,871
Oil (MBbls)	2,097	445	4,012	1,325
NGLs (MBbls)	413	122	778	337
Total (MBoe)	3,365	1,288	7,004	3,973
Average sales price:
Natural gas (per Mcf)	$2.90	$2.80	$3.04	$2.28
Oil (per Bbl)	47.89	43.19	47.96	38.61
NGLs (per Bbl)	16.65	12.06	16.64	10.79
Total (per Boe)	$36.30	$25.47	$35.08	$21.73
Average production volumes:
Natural gas (MMcf/d)	55.8	47.1	48.6	50.6
Oil (MBbls/d)	22.8	4.8	14.7	4.8
NGLs (MBbls/d)	4.5	1.3	2.8	1.2
Average net production (MBoe/d)	36.6	14.0	25.7	14.5
Average unit costs per Boe:
Lease operating expenses	$3.70	$2.04	$3.74	$1.93
Gathering, processing and transportation	$1.12	$1.23	$1.06	$1.27
Taxes other than income tax	$1.80	$1.40	$2.06	$1.27
General and administrative expenses	$3.28	$3.83	$4.08	$3.54
Depletion, depreciation and amortization	$15.41	$15.08	$15.92	$15.46

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the three months ended September 30, 2017 and the three months ended September 30, 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $122.2 million for 2017 compared to $32.8 million for 2016, an increase of $89.4 million (approximately 273%). Production increased 2.1 MMBoe (approximately 162%) primarily due to the Acquisition, the December 2016 Burleson North acquisition and drilling successful wells in the Eagle Ford. The average realized sales price increased $10.83 per Boe (approximately 43%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $9.9 million and $71.3 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $0.5 million and $2.3 million due to favorable pricing and production variances, respectively.  NGL revenues increased $1.9 million and $3.5 million due to favorable price and volume variances, respectively.

•

LOE was $12.4 million and $2.6 million for 2017 and 2016, respectively.  On a per Boe basis, total LOE was $3.70 and $2.04 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis is largely attributable to the Acquisition and the Burleson North acquisition which came with less efficient legacy wells. We recorded $2.6 million of workover expenses in 2017 to increase efficiency on legacy wells.  Net production in 2017 consisted of 62% oil compared to 35% oil in 2016, an increase of approximately 80%.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $3.8 million and $1.6 million for 2017 and 2016, respectively.  The 138% increase in GP&T expenses was primarily attributable to increased expenses associated with properties acquired in the Acquisition due to increased volumes.  On a per Boe basis, GP&T expenses were $1.12 and $1.23 for 2017 and 2016, respectively.

•

Taxes other than income tax were $6.0 million and $1.8 million for 2017 and 2016, respectively; an increase of $4.3 million (approximately 237%).  On a per Boe basis, taxes other than income tax were $1.80 and $1.39 for 2017 and 2016, respectively.  The 29% increase was primarily due to higher price realizations, changes in commodity mix, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our corporate reorganization that occurred in conjunction with our initial public offering.

•

DD&A expense for 2017 was $51.8 million compared to $19.4 million for 2016, a $32.4 million increase (approximately 167%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $31.3 million and the change in the DD&A rate between periods caused DD&A expense to increase by $1.1 million.

•

G&A expenses were $11.0 million and $4.9 million (an increase of approximately 124%) for 2017 and 2016, respectively.  The $6.1 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company offset by costs recorded in 2016 associated with our initial public offering.  Salaries and wages and other employee benefits increased by $4.3 million primarily due to additional staffing. During 2017, acquisition expenses increased $0.9 million and we recorded $2.4 million in stock-based compensation costs related to our long term incentive plan. In 2016, we and our previous owner recorded $0.6 million and $0.5 million, respectively, of initial public offering costs. Our previous owner recorded $1.1 million of G&A accrual payable to its members during 2016. Costs related to director fees and officer liability insurance increased $0.2 million between 2017 and 2016.

•

Exploration expense was $4.7 million and $1.5 million for 2017 and 2016, respectively.  The $3.2 million increase in exploration expense was largely due to an increase in undeveloped leasehold impairments and abandonments of $3.2 million related to expiring acreage primarily located in the Athens operating area of North Louisiana.

•

Interest expense was $8.8 million and $1.9 million for 2017 and 2016, respectively.  The $6.9 million increase (approximately 371%) was due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Amortization of debt issue costs was $0.7 million for 2017 compared to less than $0.1 million for 2016.  Capitalized interest was $0.9 million for the three months ended September 30, 2017 due to drilling activities.   We did not record capitalized interest for the three months ended September 30, 2016.

•

Net losses on commodity derivatives of $40.3 million were recognized during 2017, which consisted of a $44.3 million decrease in the fair value of open positions and $4.0 million of cash settlements received. During 2016, we recognized a $3.7 million gain on derivative instruments, which consisted of $0.2 million of cash settlements received and a $3.5 million increase in the fair value of open positions.

•

Income tax benefit for 2017 was $5.6 million compared to income tax expense of $0.2 million for 2016. The change is primarily due to the pretax loss in 2017 as compared to the pretax income in 2016.  The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to the impact of state income tax as well as a result of changes in estimates related to a prior-period tax provision. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the nine months ended September 30, 2017 and the nine months ended September 30, 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $245.7 million for 2017 compared to $86.4 million for 2016, an increase of $159.3 million (approximately 185%). Production increased 3.0 MMBoe (approximately 76%) primarily due to the Acquisition, the December 2016 Burleson North acquisition and drilling successful wells in the Eagle Ford. The average realized sales prices increased to $35.08 per Boe for 2017 compared to $21.74 per Boe during 2016 due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $37.5 million and $103.8 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $10.1 million due to a favorable pricing variance offset by a $1.3 million decrease due to an unfavorable volume variance.  NGL revenues increased $4.5 million and $4.7 million due to favorable price and volume variances, respectively.

•

LOE was $26.2 million and $7.7 million for 2017 and 2016, respectively.  On a per Boe basis, total LOE was $3.74 and $1.93 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis is largely attributable to the Acquisition and the Burleson North acquisition which came with less efficient legacy wells. We recorded $4.4 million of workover expenses in 2017 to increase efficiency on legacy wells.  Net production in 2017 consisted of 57% oil compared to 33% oil in 2016.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $7.4 million and $5.1 million for 2017 and 2016, respectively.  The 46% increase in GP&T expenses was primarily attributable to increased expenses associated with the Burleson North properties due to higher volumes. These increases with were mostly offset by decreased expenses associated with our North Louisiana properties due to decreases in volumes.  On a per Boe basis, GP&T expenses were $1.06 and $1.27 for 2017 and 2016, respectively.

•

Taxes other than income tax were $14.5 million and $5.1 million for 2017 and 2016, respectively, an increase of $9.4 million (approximately 186%).  On a per Boe basis, taxes other than income tax were $2.06 and $1.27 for 2017 and 2016, respectively.  The 62% increase was primarily due to higher price realizations, changes in commodity mix, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our corporate reorganization that occurred in conjunction with our initial public offering.

•

DD&A expense for 2017 was $111.5 million compared to $61.4 million for 2016, a $50.1 million increase (approximately 82%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $46.9 million and the change in the DD&A rate between periods caused DD&A expense to increase by $3.2 million.

•

G&A expenses were $28.6 million and $14.1 million (an increase of approximately 103%) for 2017 and 2016, respectively.  The $14.5 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company offset by costs recorded in 2016 associated with our initial public offering.  Salaries and wages and other employee benefits increased by $9.2 million primarily due to additional staffing.  During 2017, acquisition expenses increased $3.8 million and we recorded $4.2 million in stock-based compensation costs related to our long term incentive plan. In 2016, we and our previous owner recorded $0.6 million and $0.5 million, respectively, of initial public offering costs.  Our previous owner recorded $3.2 million of G&A accrual payable to its members during 2016. Costs related to director fees and officer liability insurance increased $0.6 million between 2017 and 2016. Fees related to accounting and audit services increased $0.6 million between 2017 and 2016.

•

Exploration expense was $17.9 million and $9.0 million for 2017 and 2016, respectively.  The $8.9 million increase (approximately 99%) in exploration expense was primarily associated with an increase in undeveloped leasehold impairments and abandonments of $13.8 million primarily related to North Louisiana, and an increase in seismic acquisitions of $1.8 million, offset by $6.7 million in expenses associated with the early termination of a rig contract, which was laid down in June 2016 due to low commodity prices.

•

Interest expense was $21.0 million and $5.6 million for 2017 and 2016, respectively.  The $15.4 million increase (approximately 274%) was due to an increase in the average debt outstanding primarily as a result of the issuance of the 2025 Senior Notes. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Amortization of debt issue costs was $2.0 million for 2017 compared to $0.2 million for 2016. Capitalized interest increased to $1.9 million from less than $0.1 million for 2017 and 2016, respectively, due to increased drilling activities.
•

Debt extinguishment costs were $0.4 million in 2016 due to Esquisto’s retirement and termination of its revolving credit facility and second lien in January 2016 in connection with the merger of Esquisto I and Esquisto II.

•

Net gains on commodity derivatives of $37.1 million were recognized during 2017, which consisted of a $29.6 million increase in the fair value of open positions and $7.5 million in cash settlements received. During 2016, we recognized an $8.7 million loss on derivative instruments, which consisted of $5.6 million in cash settlements received and $14.3 million decrease in the fair value of open positions.

•

Income tax expense was $21.2 million and $0.5 million for 2017 and 2016, respectively. The $20.7 million increase was primarily a result of being a corporation subject to federal and state income taxes subsequent to our initial public offering. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to the impact of state income tax as well as a result of changes in estimates related to a prior-period tax provision. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDAX reconciliation to net (loss) income:	(in thousands)		(in thousands)
Net income (loss)	$(10,804)	$3,057	$35,814	$(29,440)
Interest expense, net	8,749	1,856	20,953	5,609
Income tax (benefit) expense	(5,646)	200	21,247	450
Depreciation, depletion and amortization	51,843	19,418	111,515	61,404
Exploration expense	4,749	1,453	17,868	8,976
(Gain) loss on derivative instruments	40,288	(3,670)	(37,119)	8,694
Cash settlements received (paid) on derivative instruments	5,802	170	6,895	6,068
Stock-based compensation	2,414	—	4,217	—
Acquisition related costs	998	51	3,796	123
Debt extinguishment costs	—	—	(11)	358
Initial public offering costs	—	1,182	182	1,182
Non-cash liability amortization	—	—	—	(286)
Total Adjusted EBITDAX	$98,393	$23,717	$185,357	$63,138

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

Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned development drilling activities over the next twelve months. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

As of September 30, 2017, we had $5.4 million of cash and cash equivalents and $454.0 million of available borrowings under our revolving credit facility. As of September 30, 2017, we had a working capital deficit of $99.1 million primarily due to the accrual of capital expenditures. As of September 30, 2017, the borrowing base under our Credit Agreement was $612.5 million and we had outstanding borrowings of $158.5 million.

On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Third Amendment to the Credit Agreement, which, among other things, increased the borrowing base from $612.5 million to $875.0 million. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.  The next scheduled borrowing base redetermination is set for April 2018. A continuing decline in oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments.

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

Capital Expenditure Budget

We established a 2017 drilling and completion capital expenditure budget of $550.0 million to $675.0 million. For the nine months ended September 30, 2017, our drilling and completion expenditures were approximately $481.8 million primarily related to the development of our Eagle Ford properties.

Revolving Credit Facility

In December 2016, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility.  In April 2017, our revolving credit facility borrowing base was increased from $362.5 million to $450.0 million in connection with the semi-annual borrowing redetermination by our lenders. Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually. On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Second Amendment to the Credit Agreement.

The Second Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock, (ii) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.  In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Third Amendment to the Credit Agreement.  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) to add additional lenders.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of September 30, 2017.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par and resulted in net proceeds of $338.6 million.  In addition, in September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par and resulted in net proceeds of $144.7 million. We used the net proceeds from both issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our 2017 capital expenditures. The September 2017 issuance is treated as a single class of debt with the February 2017 issuance.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On August 1, 2017, we made a $12.0 million interest payment on the 2025 Senior Notes.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. Our predecessor’s cash flows were retrospectively revised due to common control considerations.  As such, the cash flows for the nine months ended September 30, 2016 have been derived from the combined financial position and results attributable to the predecessor and  the previous owner. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.  Because WHR II, Esquisto and Acquisition Co. Holdings were under the common control of NGP, the sale and contribution of the respective ownership interests was accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost.

For information regarding the individual components of our cash flow amounts, see the Unaudited Statements of Condensed Consolidated and Combined Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$143,192	$24,274
Net cash used in investing activities	$(1,001,929)	$(98,836)
Net cash provided by financing activities	$861,031	$32,887

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the nine months ended September 30, 2017 and the nine months ended September 30, 2016, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $143.2 million for 2017, compared to $24.3 million of net cash provided by operating activities for 2016. Production increased 3.0 MMBoe (approximately 76%) and average realized sales prices increased to $35.08 per Boe for 2017 compared to $21.74 per Boe during 2016 as previously discussed above under “Results of Operations.”  The overall period-to-period increase in net cash provided by operating activities was also impacted by higher G&A expenses and LOE due to the growth of the Company.  Net cash provided by operating activities included $6.9 million of cash receipts on derivative instruments during 2017 compared to $6.1 million in cash receipts during 2016.  There was a $9.2 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2017 compared to 2016.

Investing Activities. During 2017 and 2016, cash flows used in investing activities were $1.0 billion and $98.8 million, respectively.  Acquisitions of oil and gas properties were $549.0 million and $10.9 million during 2017 and 2016, respectively. See “—Recent Developments” for additional information on the Acquisition.  Additions to oil and gas properties were $443.2 million during 2017 primarily related to our land leasing activities and drilling and completion activities in the Eagle Ford.  Additions to oil and gas properties were $84.8 million during 2016, of which $69.9 million was attributable to Esquisto’s drilling and completion activities in the Eagle Ford and $14.9 million was attributable to our predecessor’s drilling and completion activities in North Louisiana.  Additions to and acquisitions of other property and equipment were $10.1 million during 2017 primarily related to Oakfield and Burleson Water infrastructure projects and $3.0 million during 2016.

Financing Activities. Net cash provided by financing activities during 2017 of $861.0 million was primarily attributable to $432.3 million in net proceeds from the issuance of our Preferred Stock, $494.7 million in proceeds from the issuance of our 2025 Senior Notes, $363.5 million in advances on our revolving credit facilities and $34.5 million from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering. These cash inflows were offset by payments under our revolving credit facilities of $447.8 million during 2017, debt issuance costs of $13.5 million, and $2.7 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and costs related to our initial public offering which were previously accrued and cash settled during 2017.  Net proceeds from the issuance of our Preferred Stock partially funded the cash consideration portion of the Acquisition.  We used proceeds from the issuance of our 2025 Senior Notes to primarily pay down our revolver.  Amounts borrowed under our revolver funded our lease acquisition and drilling programs, activities related to Oakfield and Burleson Water infrastructure projects and our working capital needs.

Net cash provided by financing activities of $32.9 million during 2016 was primarily attributable to capital contributions of $13.3 million from our predecessor and $25.0 million in contributions from our previous owners.  Net payments under our revolving credit facilities were $4.5 million during 2016. Amounts borrowed under our predecessor and previous owner credit facilities were primarily used for additions to oil and natural gas properties and working capital. Debt issuance costs were $0.7 million. Costs associated with Esquisto’s termination of its second lien were $0.2 million.

Contractual Obligations

During the nine months ended September 30, 2017, there were no significant changes in our consolidated contractual obligations from those reported in our 2016 Form 10-K filed except for the additions of two long-term dedicated fracturing fleet services agreements and an interruptible water availability agreement all of which were entered into as part of our ordinary course of business. For more information see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report. Additionally, we had $158.5 million outstanding under our revolving credit facility at September 30, 2017 compared to $242.8 million at December 31, 2016. As previously discussed, our 2025 Senior Notes were issued in February 2017 and September 2017. See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of September 30, 2017, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2017, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At September 30, 2017, we had $158.5 million outstanding under our revolving credit facility. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2017
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$484,082	$493,125

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at September 30, 2017.  For additional discussion of current legal proceedings, please see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I—Item IA. “Risk Factors” of our 2016 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes with respect to the risk factors since those disclosed in our 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent sales of unregistered securities.

We did not have any sales of unregistered securities during the three months ended September 30, 2017.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

During the three months ended September 30, 2017, there were no repurchases of our common stock by us or our affiliates.

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

3.1	Amended and Restated Certification of Incorporation of WildHorse Resource Development Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 22, 2016).

3.2	Amended and Restated Bylaws of WildHorse Resource Development Corporation, effective December 19, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on December 22, 2016).

3.3	Certificate of Designations, 6.00% Series A Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 7, 2017).

4.1

Indenture, dated as of February 1, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 1, 2017).

4.2	Form of 6.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 1, 2017).

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

4.6

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 10, 2017).

4.7

Registration Rights Agreement, dated as of September  19, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and Wells Faro Securities, LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 20, 2017).

10.1

Third Amendment to Credit Agreement, dated as of October 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 4, 2017).

Exhibit Number	Description
10.2

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

10.3

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

10.4

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

WildHorse Resource Development Corporation
(Registrant)

Date:	November 9, 2017	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer