Form 10-K
period 2017-12-31
WildHorse Resource Development Corp
filed 2018-03-12
CIK 1681714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37964

WildHorse Resource Development Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	81-3470246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9805 Katy Freeway, Suite 400, Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 568-4910

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the 21,438,051 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, of $12.37 per share as reported on the New York Stock Exchange was $265.2 million.  Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded.  This determination of affiliate status is limited to this calculation and is not intended to be determinative for any other purpose.

As of February 28, 2018, the registrant had 101,304 ,079 shares of common stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 17, 2018) will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2017 and is incorporated by reference in Part III to the extent described herein.

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

Wellbore: The hole drilled by the bit that is equipped for oil and natural gas production on a completed well. Also called well or borehole.

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
•

“Weyerhaeuser Area” refers to the acreage that we have the right to lease within the Terryville Complex located in northern Jackson Parish, Louisiana, which acreage is included in our North Louisiana acreage in this Annual Report (see “Business—Development of Proved Undeveloped Reserves—Acreage);

•	“Eagle Ford Acreage” refers to our acreage in the northern area of the Eagle Ford Shale in East Texas, which has historically been owned and operated by Esquisto;
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

Forward-looking statements may include statements about:

•	our business strategy;
•	our estimated proved, probable and possible reserves;
•	our drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves we produce through drilling and property acquisitions;
•	our financial strategy, liquidity and capital required for our development program;
•	our realized oil, natural gas and NGL prices;
•	the timing and amount of our future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	our future drilling plans;
•	competition and government regulations;
•	our ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	our leasehold or business acquisitions;
•	costs of developing our properties;
•	general economic conditions;
•	credit markets;
•	uncertainty regarding our future operating results;
•	the consummation of the NLA Divestiture (as defined below); and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

Overview

WildHorse Resource Development Corporation (the “Company”) is a Delaware corporation, the common stock, par value $0.01 per share, of which are listed on the New York Stock Exchange (“NYSE”) under the symbol “WRD.”  We completed our initial public offering on December 19, 2016.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources. Our assets are characterized by concentrated acreage positions in East Texas and North Louisiana with multiple producing stratigraphic horizons, or stacked pay zones, and attractive single-well rates of return. In East Texas, we primarily operate in Burleson, Lee and Washington Counties where we primarily target the Eagle Ford Shale. In North Louisiana, we have historically operated in and around the highly prolific Terryville Complex, where we primarily targeted the overpressured Cotton Valley play. Following the NLA Divestiture (as defined below), our operations will be focused exclusively in East Texas, though all references to our assets and operations in this Annual Report do not give effect to the NLA Divestiture unless otherwise specified.

As of December 31, 2017, we had assembled a total leasehold position of approximately 585,941 gross (477,153 net) acres across our expanding acreage, including approximately 460,000 gross (387,091 net) acres in the Eagle Ford and approximately 125,941 gross (90,062 net) acres in North Louisiana. We have identified a total of approximately 6,069 gross (3,739 net) drilling locations across our acreage. For the year ended December 31, 2017, approximately 80%, 14% and 5% of our revenues were attributable to oil, natural gas and NGLs, respectively.

Recent Developments

Acquisition of Lee County Properties

On March 1, 2018, we through our wholly owned subsidiary WHR Eagle Ford LLC (“WHR EF”), closed on our acquisition of producing and non-producing properties in Lee County, Texas for approximately $18.6 million from an undisclosed seller. The properties consist of approximately 17,500 net acres immediately contiguous to our existing Eagle Ford properties and one operated (four non-operated) producing horizontal wells.

Pending Divestiture of North Louisiana Assets

        On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos Energy Holdings III, LLC (“Tanos”) for the sale of all of our producing and non-producing oil and natural gas properties (including Oakfield), primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”) for a total sales price of approximately $217.0 million (the “NLA Divestiture”), subject to customary purchase price adjustments.  The NLA Assets consist of all of our assets in our North Louisiana Acreage.  In addition, WRD could receive contingent payments of up to $35.0 million based on the number of wells spud over the next four years.  The effective date of the proposed sale is January 1, 2018, and we expect to close the transaction by the end of March 2018. The NLA Assets include approximately 90,000 net acres.  As of December 31, 2017, estimated proved reserves from these properties were approximately 68.7 MMBoe, or 15% of our estimated year-end 2017 proved reserves. The sale includes approximately 620 gross (356.8 net) wells that produced approximately 7.2 MBoe/d (96% gas) for the year ended December 31, 2017.  Our well count on these properties consisted of 473 gross (346.1 net) operated wells and 147 gross (10.7 net) non-operated wells.

        The sales price is subject to adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title, casualty and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Pursuant to the terms of the Purchase and Sale Agreement, Tanos paid WHR II a deposit of $21.7 million at signing, which amount will be applied to the sales price if the transaction closes.

        The completion of the NLA Divestiture is subject to customary closing conditions. The parties may terminate the Purchase and Sale Agreement by mutual written consent or if certain closing conditions have not been satisfied, if total adjustments to the sales price exceed 20% of the sales price, or approximately $43 million, or the transaction has not closed on or before April 30, 2018. If one or more of the closing conditions are not satisfied, or if the transaction is otherwise terminated, the divestiture may not be completed. There can be no assurance that we will sell the NLA Assets on the terms or timing described or at all. If the NLA Divestiture closes, we intend to use the net proceeds to repay amounts outstanding under our credit facility and for general corporate purposes. Please see Item 1A “Risk Factors—Risks Related to our Business—Our pending NLA Divestiture may not be consummated.”

Development of In-field Sand Mine

On February 12, 2018, we announced that Burleson Sand LLC, a wholly owned subsidiary had previously acquired surface and sand rights on approximately 727 acres in Burleson County, Texas to construct and operate an in-field sand mine.  We expect that the total capital expenditure for the full development of the sand mine will be approximately $65.0 - $75.0 million in 2018, which includes the property acquisition and third-party engineering studies.

North Louisiana Settlement

On February 1, 2018, we settled a dispute related to a possible area of mutual interest (“AMI”) associated with our North Louisiana properties with a third party.  This settlement is referred to as the “North Louisiana Settlement.”  See Note 21 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding the North Louisiana Settlement.

Tax Reform Legislation

On December 22, 2017, the United States ("U.S.") government enacted Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which made significant changes to U.S. federal income tax law. We expect that certain aspects of these changes will positively impact our future after-tax earnings primarily due to the lower federal statutory income tax rate. We were required to recognize the effect of this rate change on our deferred tax assets and liabilities in 2017, the period the tax rate change was enacted. Key aspects of the Tax Act include, but are not limited to, (i) establishing a flat corporate income tax rate of 21% to replace previous rates that ranged from 15% to 35% and eliminating the corporate alternative minimum tax (“AMT”); (ii) reducing the maximum deduction for net operating loss (“NOL”) carryforwards arising in tax years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income, allowing any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely, and generally repealing carrybacks; (iii) limiting the deduction for net interest expense; (iv) allowing businesses to immediately expense the cost of new investments in certain qualified depreciable assets acquired after September 27,  2017 (with a phase-down of such expensing starting in 2023); and (v) repealing the Section 199 domestic production deduction beginning in 2018.; The Tax Act did not include any changes with respect to the current option to expense Intangible Drilling Costs or the Percentage Depletion deduction. See Note 17 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our income taxes.

2017 Developments

APC/KKR Acquisition

On May 10, 2017, we, through our wholly owned subsidiary, WHR EF,  entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR” and, together with APC, the “First Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together with the First Sellers, the “Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

Pursuant to the Acquisition Agreements, on June 30, 2017, we completed the acquisition of approximately 111,000 acres and the associated production therefrom. The aggregate purchase price for the assets, as described in the Acquisition Agreements, consisted of an aggregate of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR. The common stock portion of the purchase price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed, on May 10, 2017, by and among us and KKR.

Preferred Stock Issuance

We partially funded the Acquisition through the issuance of 435,000 shares of Preferred Stock in exchange for $435.0 million on June 30, 2017, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), an affiliate of The Carlyle Group, L.P.  See Note 10 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our preferred stock issuance.

Amendments to Credit Agreement

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

On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) add additional lenders.

2025 Senior Notes Offering

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  In addition, on September 19, 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. The notes issued in September 2017 are treated as a single class of debt securities with the 2025 Senior Notes issued in February 2017.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.  The net proceeds from each of the offerings of the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Pursuant to registration rights agreements entered into in connection with the offerings of the 2025 Senior Notes, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2025 Senior Notes could exchange the unregistered 2025 Senior Notes for registered notes with substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the 2025 Senior Notes for registered guarantees with substantially identical terms.  On November 20, 2017, substantially all of the outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

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

Exercise of Underwriters’ Over-allotment Option

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

Our Properties

Eagle Ford Acreage

The Eagle Ford Shale is one of the most active unconventional shale trends in North America. According to weekly rig count metrics published by Baker Hughes, the Eagle Ford Shale has consistently been one of the most active basins in the United States since 2011 and currently has the second highest rig count of all major U.S. basins.  The Eagle Ford Shale trends across Texas from the Mexican border north into East Texas and is roughly 50 miles wide and 400 miles long. The Eagle Ford Shale rests between the Austin Chalk and the Buda Lime at a depth of approximately 4,000 to 14,000 feet. As of December 31, 2017, there were approximately 36,000 producing wells in the Eagle Ford with an average production of 2.1 MMBoe/d in December 2017.

We currently target a portion of the Eagle Ford Shale at depths between 6,000 feet and 13,000 feet primarily in Burleson, Lee, Brazos and Washington Counties, Texas. This portion of the Eagle Ford Shale averages 125 feet in thickness and contains 70% carbonate. We believe that the elevated carbonate percentages are in large part responsible for the brittleness of the Eagle Ford and successful completions which exhibit high productivity when fractured. The overall clay content of the Eagle Ford increases regionally as it continues progressively northeast into Brazos, Grimes and Madison Counties, Texas.

We are focused on maximizing returns and expect operational efficiencies to extend beyond our existing drilling inventory to additional horizons. In addition, our acreage has been extensively developed for more than 40 years through the development of the Giddings Austin Chalk Trend. Based on analysis and interpretation of well results and other geologic and engineering data, we believe our acreage is also prospective for the Georgetown, Buda, Woodbine and Pecan Gap formations. Historical operators in the Giddings Austin Chalk Trend have experienced drilling and production success during our industry’s pre-multistage frac era (1970s-2000s). Future development results achieved by us and offset operators may allow us to expand our existing location inventory throughout our leasehold.

We entered the Eagle Ford with the goal of redeveloping the area with horizontal drilling and modern completion techniques. Since that time, we have completed multiple bolt-on acquisitions and in-fill leases to build our current position in the Eagle Ford.  We have identified a substantial inventory of 4,675 gross drilling locations within our Eagle Ford Acreage across Burleson, Brazos, Lee, Robertson and Washington Counties.  The wells in our Eagle Ford Acreage have shown a strong track record of increasing EURs and a decreasing trend in drilling and completion capital costs.

As of December 31, 2017, our Eagle Ford position included approximately 387,091 net acres. Also, as of December 31, 2017, approximately 69% of our Eagle Ford Acreage was held by production, with an average working interest of 84%, and, as of December 31, 2017, 22% of our 385.6 MMBoe of proved reserves were developed, 88% of which were liquids. Since January 2014, we and our previous owner have drilled and completed 125 wells, acquired 878 wells and participated in 26 wells resulting in total net production of approximately 23.5 MBoe/d (76% oil, 10% natural gas and 14% NGLs), including non-operated production.

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

Our North Louisiana Acreage spans across the Webster, Claiborne, Bienville, Lincoln, Jackson and Ouachita Parishes, focusing on the Bear Creek field and the RCT and Weyerhaeuser Areas, where we are targeting overpressured Cotton Valley opportunities in multiple zones. We believe the Terryville Complex, which has been producing since 1954, is one of North America’s most prolific liquids rich natural gas plays, characterized by high recoveries relative to drilling and completion costs, high initial production rates with high liquids yields, long reserve life, multiple stacked pay zones, available infrastructure and a large number of service providers. The RCT Area is a direct offset of the Terryville Field and is part of the same Terryville Complex trend. Following the NLA Divestiture, we do not expect to continue operating in this area.

As of December 31, 2017, our North Louisiana Acreage included approximately 90,000 net acres. Also, as of December 31, 2017, 58% of our acreage was then held by production, with an average working interest of 72%, and 41% of our 68.7 MMBoe of proved reserves were developed, 97% of which were natural gas. Since the inception of our predecessor, we had drilled and completed 18 wells, acquired 597 wells and participated in 5 non-operated wells resulting in a total 2017 net production of approximately 7.2 MBoe/d (2% oil, 96% natural gas and 2% NGLs), including non-operated production.

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of the NLA Assets for a total sales price of approximately $217.0 million before customary adjustments. The NLA Divestiture is expected to close by the end of March 2018.

Reserve Summary

Our estimated proved reserves of were prepared by our internal reserve engineers and audited by Cawley, Gillespie and Associates, Inc. (“Cawley”), our independent reserve engineers.  As of December 31, 2017, we had 454.3 MMBoe of estimated proved reserves.  As of this date, our proved reserves were 75% oil and NGLs and 25% natural gas.  The following table provides summary information regarding our estimated proved reserves data and our average net daily production by area based on our reserve reports as of December 31, 2017:

Region	Proved Total (MMBoe) (1)	% Oil & Liquids	% Developed	Average Net Daily Production (MBoe/d) (2)
Eagle Ford	385.6	87.8%	22.4%	36.0
North Louisiana	68.7	2.3%	41.0%	9.9
Total	454.3			45.9

(1)

Our estimated net proved reserves as of December 31, 2017 were determined using average first-day-of-the month prices for the prior 12 months in accordance with SEC rules. For oil and NGL volumes, the average WTI posted price of $51.34 per barrel as of December 31, 2017 was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.976 per MMBtu as of December 31, 2017 was adjusted for energy content, transportation fees and a regional price differential. All prices are held constant throughout the lives of the properties. The average adjusted product prices weighted by production over the remaining lives of our properties are $49.80 per barrel of oil, $16.27 per barrel of NGL and $2.849 per Mcf of natural gas as of December 31, 2017.

(2)	Represents average daily net production for the three months ended December 31, 2017.

Business Strategies

To achieve our primary objective of delivering shareholder value, we intend to execute the following business strategies:

Grow production, reserves and cash flow through the development of our extensive drilling inventory. We believe our extensive inventory of drilling locations in the Eagle Ford and Austin Chalk formations following the consummation of the NLA Divestiture, combined with our operating expertise, will enable us to continue to deliver accretive production, reserves and cash flow growth and create shareholder value. We have identified a total of approximately 4,675 gross (3,097 net) drilling locations across our Eagle Ford acreage, with further upside potential given the multiple stacked pay zones across much of our acreage in addition to potential downspacing. We will continue to closely monitor offset operators as they delineate adjoining acreage and zones, providing us further data to optimize our development plan over time. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

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

In our Eagle Ford Acreage, we have reduced our drilling and completion costs per completed lateral foot by approximately 66%, from $2,958 per foot for our wells completed using Generation 1 hydraulic fracturing design to approximately $1,000 per foot for our wells completed using Generation 3 hydraulic fracturing design. Additionally, as we have transitioned our completion techniques in our Eagle Ford Acreage from Generation 1 to Generation 3 hydraulic fracturing designs, we have increased EURs by approximately 29% per completed lateral foot from an average of 76 Boe per foot to 99 Boe per foot. Our drilling and completion cost reductions coupled with our completion design improvements are generating enhanced single-well recoveries and attractive returns in the current commodity environment, and we believe we can further optimize our results through these and other technologies across our acreage position.

Capture additional horizontal development opportunities on current acreage. Our existing asset base provides numerous opportunities for our management team to create shareholder value by increasing our inventory beyond our currently identified drilling locations. Based on results from our horizontal drilling program and those of offset operators, including offset production trends, mud logs, 2-D and 3-D seismic, well data analysis and geologic trend mapping, we believe our acreage has multiple productive zones providing significant upside potential to our current inventory of identified drilling locations. We have excluded from our identified drilling locations potential opportunities associated with downspacing and with additional horizontal drilling locations in (i) the Austin Chalk trend in Burleson County, (ii) the Eagle Ford Shale in Washington County and (iii) the Buda, Woodbine, Georgetown and Pecan Gap zones that are present across much of our Eagle Ford Acreage.

Utilize extensive acquisition and technical expertise to grow our core acreage position. We have a demonstrated track record of identifying and cost effectively acquiring attractive resource development opportunities, including the recent acquisition and development highlighted under “—Recent Developments.”  To date, our management and technical teams have completed numerous acquisitions, and we expect to continue to identify and opportunistically lease or acquire additional acreage and producing assets to add to our multi-year drilling inventory. We have followed a geologically driven strategy to establish large, contiguous leasehold positions in our Eagle Ford Acreage and strategically expand those positions through bolt-on acquisitions over time. We believe our Eagle Ford Acreage creates a platform upon which we can add value by acquiring additional acreage and incremental drilling locations near our current acreage. In this regard, NGP and its affiliates are not limited in their ability to compete with us for future acquisitions, and we do not expect to enter into any agreements or arrangement to apportion future opportunities between us, on the one hand, and NGP and its affiliates, on the other hand.

Maintain a disciplined, growth-oriented financial strategy. We prudently manage our liquidity and leverage levels by monitoring cash flow, capital spending and debt capacity. We had approximately $588.6 million of available borrowing capacity under our revolving credit facility as of December 31, 2017. We intend to fund our growth primarily with internally generated cash flows and borrowings under our revolving credit facility while maintaining ample liquidity and access to the capital markets, which we believe will allow us to accelerate our development program and maximize the present value of our resource potential. Consistent with our disciplined approach to financial management, we have an active commodity hedging program that seeks to reduce our exposure to downside commodity price fluctuations, enabling us to protect cash flows and maintain liquidity to fund our capital program and investment opportunities.

Business Strengths

We believe that the following strengths will allow us to successfully execute our business strategies.

Extensive, contiguous acreage position in one of North America’s leading oil and gas plays. We own an extensive and substantially contiguous acreage position targeting one of the premier plays in North America, the Eagle Ford Shale formation. As of December 31, 2017, we had approximately 585,941 gross (477,153 net) acres and we had 454.3 MMBoe of proved reserves (62% oil, 25% natural gas and 13% NGLs) across our acreage. In February 2018, WHR II entered into a Purchase and Sale Agreement for the sale of the NLA Assets.  We believe that our recent well results demonstrate that many of the wells on our high-quality acreage are capable of producing single-well rates of return that are competitive with many of the top performing basins in the United States. Furthermore, the location of our acreage provides us with lower operating costs and better realized pricing than other companies operating in different basins around the country due to our acreage’s proximity to the end markets for oil, natural gas and NGLs.

Multi-year inventory of drilling opportunities across our acreage position. We have identified approximately 4,675 gross (3,097 net) drilling locations across our Eagle Ford Acreage, providing us with approximately 44.5 years gross (29.5 years net) of drilling inventory based on our 2018 drilling program. On our Eagle Ford Acreage, our horizontal drilling locations target the Eagle Ford Shale in Burleson and Lee Counties and the Austin Chalk in Washington County. In addition, we believe our acreage position includes a number of additional areas and zones that are prospective for hydrocarbons. For example, we believe we may identify additional horizontal drilling locations in (i) the Austin Chalk trend in Burleson County, (ii) the Eagle Ford Shale in Washington County and (iii) the Buda, Woodbine, Georgetown and Pecan Gap zones that are present across much of our Eagle Ford Acreage. Furthermore, we also believe that we may add horizontal drilling locations across our entire acreage position through downspacing.

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

Management and technical teams with substantial technical and operational expertise. Our management and technical teams have significant industry experience and a long history of collaboration in the identification, execution and integration of acquisitions and in cost-efficient management of profitable, large-scale drilling programs. Additionally, we have substantial expertise in advanced drilling and completion technologies and decades of collective experience in operating in the Eagle Ford. Mr. Graham, our Chief Executive Officer, and Mr. Bahr, our President, co-founded one of the predecessors to, and Mr. Graham served as Chief Executive

Officer of, Memorial Resource Development Corp. (“MRD”), which pioneered the horizontal redevelopment of the Terryville Complex, participating in the drilling of MRD’s initial 55 horizontal wells. Further, our management team has a proven track record of returning value to shareholders and a significant economic interest in us directly and through its equity interests in each of WildHorse Holdings and Esquisto Holdings.  We believe our management team is motivated to use its experience in identifying and creating value across our acreage and drilling highly productive wells to deliver attractive returns, maintain safe and reliable operations and create shareholder value.

Geographically advantaged assets with significant midstream infrastructure to service our production. Our acreage position is in close proximity to end markets for oil, natural gas and NGLs, providing us with a regional price advantage. For example, low oil and natural gas basis differentials along the Gulf Coast represent a competitive advantage when compared to other plays, such as the Bakken, Marcellus, Utica, Permian and DJ. Recently developed and low-cost legacy infrastructure is in place across significant portions of our acreage to support our development program. In addition, we own and operate a large portion of our necessary midstream infrastructure which provides us with improved netbacks. On our Eagle Ford Acreage, we own substantial fresh water supply and storage, developed saltwater disposal wells and are in the process of developing an in-field sand mine. Our midstream infrastructure allows us to realize lower operating costs and provides us with increased flexibility in our development program. In addition, while not currently contemplated, our midstream infrastructure could prove to be a future source of additional capital if monetized at an attractive valuation.

Our Principal Stockholders

WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings, NGP XI US Holdings, L.P. (“NGP XI”), and management directly own 21.0%, 38.3%, 2.5%, 8.9% and 2.6%, respectively, of our common stock. WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings are controlled by NGP.  Carlyle beneficially owned 435,000 shares of Preferred Stock, which, based on the conversion rate as of December 31, 2017, represented approximately 24.3% of our common stock on an as converted basis.  NGP and its affiliates (through WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings and NGP XI) beneficially own approximately 70.7% of our common stock.  Based solely on the Schedule 13G filed on February 5, 2018 with the SEC by KKR, KKR owned approximately 5.5% of our common stock as of June 30, 2017.

Reserve Data

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2017 included in this Annual Report are based on evaluations prepared by our management and audited by the independent petroleum engineering firm of Cawley in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.

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

For the year ended December 31, 2017, our reserve estimates and related reports were prepared internally and reviewed and approved by Jason Pearce.  Mr. Pearce is our Senior Vice President, Reserves and has approximately 19 years of experience in oil and gas operations, reservoir engineering, reserve management, unconventional reservoir characterization and strategic planning.  Cawley performed audits of our internally prepared reserves estimates on our proved reserves as of December 31, 2017. Our proved reserves are, in the aggregate, reasonable and within the established audit tolerance guidelines of 10%. The report of Cawley contains further discussion of the reserves estimates and its audit procedure.

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

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves as of December 31, 2017, based on our audited reserve report.

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)
Estimated Proved Reserves
Total Proved Developed	65,023	221,517	12,553	114,495
Total Proved Undeveloped	217,775	462,291	44,996	339,820
Total Proved Reserves	282,798	683,808	57,549	454,315

Development of Proved Undeveloped Reserves

As of December 31, 2017, we had 339.8 MMBoe of proved undeveloped reserves consisting of 217.8 MMBbls of oil, 462.3 MMcf of natural gas and 45.0 MBbls of NGLs, compared to 105.2 MMBoe of proved undeveloped reserves at December 31, 2016, consisting of 68.3 MMbbls of oil, 179.2 MMcf of natural gas and 7.1 MBbls of NGLs.  None of our PUDs as of December 31, 2017 are scheduled to be developed on a date more than five years from the date the reserves were initially booked to PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Our PUDs changed during 2017 as a result of:

•	upward performance and price revisions of 73.4 MMBoe;
•	acquisitions of 49.5 MMBoe;
•	reserve additions of 116.8 MMBoe; and
•	transfers to proved developed producing of 5.0 MMBoe

We estimate that we incurred $91.9 million of costs to convert proved undeveloped reserves from 13 locations into proved developed reserves in 2017.

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

The following table provides a reconciliation of PV-10 of our proved reserves to the Standardized measure of discounted future net cash flows at December 31, 2017, 2016 and 2015:

	At December 31,
	2017	2016	2015
	(in thousands)
PV-10	$3,539,337	$749,988	$457,861
Less: present value of future income taxes discounted at 10%	(695,432)	(206,947)	(5,931)
Standardized measure	$2,843,905	$543,041	$451,930

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the three years ended December 31, 2017, the NYMEX-WTI oil spot price ranged from a high of $61.36 per Bbl to a low of $26.19 per Bbl, while the NYMEX-Henry Hub natural gas spot price ranged from a high of $3.80 per MMBtu to a low of $1.49 per MMBtu. For the year ended December 31, 2017, the West Texas Intermediate posted price ranged from a high of $60.46 per Bbl on December 29, 2017 to a low of $42.48 per Bbl on June 21, 2017 and the Henry Hub spot market price ranged from a high of $3.71 per MMBtu on January 2, 2017 to a low of $2.44 per MMBtu on February 27, 2017. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

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

	Base Case (1)	Case A (2)	Case B (2)
Crude oil price ($/Bbl)	$51.34	$55.75	$60.00
Natural gas price ($/Mcf)	$2.98	$2.93	$2.88
NGL price ($/Bbl)	$51.34	$55.75	$60.00

Capital expenditure increase	n/a	Flat	5%
Operating expenditure increase	n/a	Flat	5%

Proved developed reserves (MMBoe)	114.5	115.3	115.3
Proved undeveloped reserves (MMBoe)	339.8	339.3	339.3
Total proved reserves (MMBoe)	454.3	454.6	454.6
PV-10 value (in thousands) (3)	$3,539,337	$4,104,991	$4,454,357
Less: present value of future income taxes discounted at 10% (in thousands)	(695,432)	(811,607)	(890,810)
Standardized measure (in thousands)	$2,843,905	$3,293,384	$3,563,547

(1)	SEC pricing as of December 31, 2017 before adjustment for market differentials.
(2)	Prices represent potential SEC pricing based on different pricing assumptions before adjustments for market differentials.
(3)	PV-10 is a non-GAAP financial measure. For a definition of PV-10, see “—Reconciliation of PV-10 to Standard Measure.”

Production, Revenue and Price History

For a description of ours, our predecessor’s and the previous owners’ combined historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”  For certain financial information about our operations, see “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

The following tables summarize our average net production, average unhedged sales prices by product and average production costs by geographic region for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31, 2017
	Oil		Natural Gas		NGLs		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford	6,541	$51.94	5,275	$2.60	1,158	$18.93	8,578	$43.76	$3.70
North Louisiana	65	$48.05	15,188	$3.04	48	$21.74	2,644	$19.05	$3.03
Total	6,606		20,463		1,206		11,222		$3.54
Average net production (MBoe/d)							30.7

	Year Ended December 31, 2016
	Oil		Natural Gas		NGLs		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford	1,765	$41.21	1,750	$2.20	404	$11.74	2,461	$33.05	$2.42
North Louisiana	83	$38.70	16,070	$2.47	67	$15.54	2,828	$15.52	$2.25
Total	1,848		17,820		471		5,289		$2.33
Average net production (MBoe/d)							14.5

	Year Ended December 31, 2015
	Oil		Natural Gas		NGLs		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford	895	$44.45	1,210	$2.34	248	$11.38	1,345	$33.78	$4.05
North Louisiana	73	$43.98	13,637	$2.63	103	$14.24	2,449	$16.54	$3.51
Total	968		14,847		351		3,794		$3.70
Average net production (MBoe/d)							10.4

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2017.

	Oil			Natural Gas
	Gross Wells	Net Wells	Average Working Interest	Gross Wells	Net Wells	Average Working Interest
Eagle Ford Acreage
Operated	830.0	796.8	96.0%	47.0	41.1	87.4%
Non-operated	125.0	26.7	21.4%	27.0	6.6	24.4%
North Louisiana Acreage
Operated	7.0	4.8	68.6%	466.0	341.3	73.2%
Non-operated	1.0	0.1	10.0%	146.0	10.6	7.3%
Total	963.0	828.4	86.0%	686.0	399.6	58.3%

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2017.

Region	Developed Acres(1)		Undeveloped Acres		Total Acres
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Eagle Ford Acreage	24,040	21,028	435,960	366,063	460,000	387,091
North Louisiana Acreage	83,580	51,899	42,361	38,163	125,941	90,062
Total	107,620	72,927	478,321	404,226	585,941	477,153

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Approximately 69% of our net Eagle Ford Acreage and 58% of our net North Louisiana Acreage was held by production at December 31, 2017.  Included in our North Louisiana Acreage in the table above are approximately 12,848 net acres we have the right to lease pursuant to an oil and gas lease option agreement with affiliates of Weyerhaeuser Company (“Weyerhaeuser”). Pursuant to that agreement, we have the right, upon notice to Weyerhaeuser, to lease acreage in exchange for a specified bonus payment. Upon such notice and our payment of the applicable bonus payment, Weyerhaeuser is obligated under the option agreement to enter into a three-year lease with us for the acreage we specify in the notice. The purchase price of this option was $0.5 million, and in addition, we also made a prepayment of $0.4 million as an initial lease bonus for 1,285 unspecified net acres associated with leases under the option. In October 2016, we made a payment of $1.5 million to extend the option for one year.  In January 2018, we exercised our option to lease approximately 12,848 net acres from Weyerhaeuser and paid $3.9 million.  On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of the NLA Assets, which include the recently leased acreage from Weyerhaeuser, for a total sales price of approximately $217.0 million. The transaction is expected to close by the end of March 2018.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2017 across our Eagle Ford and North Louisiana Acreage that will expire in 2018, 2019, 2020, 2021 and 2022, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

Region	2018	2019	2020	2021	2022
Eagle Ford Acreage	31,447	30,920	20,445	2,774	109
North Louisiana Acreage	23,694	11,700	2,583	6	—
Total	55,141	42,620	23,028	2,780	109

We intend to extend substantially all of the net acreage associated with our drilling locations through a combination of development drilling and leasehold extension and renewal payments. Of the 31,447 net acres expiring in 2018 across our Eagle Ford Acreage, we have the option to extend or renew the leases covering 13,124 net acres and have budgeted approximately $4.2 million in 2018 to execute extensions and renewals. With respect to the remaining 18,323 net acres for which we do not have an option to extend or renew in the Eagle Ford, 3,105 net acres are associated with 42 gross (30.0 net) wells of proved undeveloped reserves where the leases covering such expected wells will expire prior to our expected drilling date though we expect to extend or renew such leases. Further, with respect to the total remaining 18,323 net acres for which we do not have an option to extend or renew in the Eagle Ford, we intend to retain substantially all such acreage by negotiating lease extensions or renewals or drilling wells. Of the 23,694 net acres expiring in 2018 across our North Louisiana Acreage, we have the option to extend 19,101 of the 23,694 net acres in the RCT, Athens and Weyerhaeuser Areas, and we have budgeted approximately $6.8 million in 2018 to execute such extensions. As of December 31, 2017, 12,848 of the 23,694 net acres were related to the Weyerhaeuser Area.  In January 2018, we exercised our option to lease approximately 12,848 net acres from Weyerhaeuser for approximately $3.9 million.  We plan, in the event the NLA Divestiture is not consummated, to amend and extend or obtain new leases for the remaining approximately 4,593 net acres for an estimated cost of approximately $5.3 million. Please see Item 1A “Risk Factors—Risks Related to Our Business—Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.”

Drilling Activities

The following table summarizes our approximate gross and net interest in wells completed during the periods indicated (including both operated and non-operated wells), regardless of when drilling was initiated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found or economic value. A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion. A productive well is a well that is not a dry well. Completion refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford Acreage
Development wells:
Productive	85.00	83.99	20.00	16.06	18.00	17.84
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
North Louisiana Acreage
Development wells:
Productive	11.00	6.94	4.00	1.78	6.00	4.51
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	2.00	1.70
Dry (1)	—	—	—	—	1.00	1.00
Total wells
Development wells:
Productive	96.00	90.93	24.00	17.84	24.00	22.35
Dry	—	—	—	—	—	—
Total development wells	96.00	90.93	24.00	17.84	24.00	22.35
Exploratory wells:
Productive	—	—	—	—	2.00	1.70
Dry	—	—	—	—	1.00	1.00
Total exploratory wells	—	—	—	—	3.00	2.70
Total	96.00	90.93	24.00	17.84	27.00	25.05

(1)	Our predecessor encountered mechanical malfunctions during drilling and was unable to complete the well.

At December 31, 2017, 16.0 gross (14.2 net) wells (including wells temporarily suspended) were in the process of being drilled.  We are currently running a six-rig program in our Eagle Ford Acreage and a one-rig program in North Louisiana Acreage, which we are utilizing on a well-to-well basis. We are not currently a party to any long-term drilling rig contracts. We plan to operate an average of 4.8 drilling rigs in the Eagle Ford and Austin Chalk in 2018.

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production to customers in the near future under our existing contracts.

We have a firm gas transportation service agreement with Regency Intrastate Gas LLC (“RIGS”) for properties in North Louisiana. Under the terms of the agreement, we are obligated to pay total daily transportation fees not to exceed $0.30 per MMBtu per day for quantities of 40,000 MMBtu per day to RIGS until March 5, 2019.  This agreement will be assigned to Tanos upon completion of the NLA Divestiture.

Our Operations

General

We have leased or acquired approximately 585,941 gross (477,153 net) acres where we had a weighted-average working interest of approximately 81%, as of December 31, 2017. As operator of a majority of our acreage, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

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

In the Eagle Ford, our crude oil is trucked by third-party purchasers in a process that is actively managed to ensure the best available market for our oil. For gas gathering, processing and fractionation, our Eagle Ford assets are in proximity to active third-party low-pressure systems across our acreage. We have favorable long-term agreements in place with two gas gathering and processing companies with the benefit of minimal connection costs.  We own substantial fresh water supply and storage, have developed saltwater disposal wells and are in the process of developing an in-field sand mine.

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

Marketing and Customers

The following table sets forth the percentage of our revenues attributed to our customers who have accounted for 10% or more of our revenues during 2017, 2016 or 2015.

	Years Ending December 31,
Major Customers	2017	2016 (1)	2015 (1)
Energy Transfer Equity, L.P. and subsidiaries	56%	63%	36%
Royal Dutch Shell plc and subsidiaries	21%	12%	20%
Cima Energy LTD	n/a	15%	16%

(1)	The amounts listed represent the percentage of WHR II and Esquisto’s total revenue on a combined basis and WRD subsequent to the initial public offering.

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

No other purchaser accounted for 10% or more of our revenue in the years ended December 31, 2017, 2016 or 2015. The loss of any such purchaser could adversely affect our revenues in the short term. However, based on the current demand for oil, natural gas and NGLs and the availability of other purchasers, we believe that the loss of any such purchaser as a purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

Seasonality of Business

Weather conditions can affect the demand for, and prices of, oil, natural gas and NGLs. Demand for natural gas is typically higher in the fourth and first quarters resulting in higher prices while the demand for oil is typically higher during the second and third quarters. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

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

Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion, obtain an updated title review or opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect our carrying value of the properties.

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), the United States Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), the Department of Transportation (“DOT”), other federal and state agencies, and the courts. We cannot predict when or whether any such proposals may become effective.

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

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful to, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

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

PHMSA has also proposed additional regulations for gas pipeline safety. For example, in March 2016 PHMSA proposed a rule that would explain integrity management requirements beyond “High Consequence Areas” to apply to natural gas pipelines in newly defined “Moderate Consequence Areas.” Many gas pipelines that were in place before 1970, and thus grandfathered from certain pressure testing obligations, would be required to be pressure tested to determine their maximum allowable operating pressures. Many gathering lines in rural areas that are currently not regulated at the federal level would also be covered by this proposal. To date, no further action has been taken by PHMSA.  Any new or amended pipeline safety regulations may require us to incur additional capital expenditures and may increase our operating costs. We cannot predict what future action the DOT will take, but we do not believe that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas gatherers with which we compete.

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

Regulation of Environmental and Occupational Safety and Health Matters

Our oil and natural gas development operations are subject to numerous stringent federal, state and local statutes and regulations governing occupational safety and health, the discharge of materials into the environment or otherwise relating to the protection of the environment or natural resources, some of which carry substantial administrative, civil and criminal fines and penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or other regulated activity commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting oil and natural gas through pipelines; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; require some form of remedial action to prevent or mitigate pollution from former operations such as plugging abandoned wells or closing earthen pits; establish specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. In addition, these laws and regulations may restrict the rate of production.

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

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and certain environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. Pursuant to the consent decree, the EPA must complete any revisions to RCRA's Subtitle

D regulations by 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

We currently own, lease or operate numerous properties that have been used for oil and natural gas development and production activities for many years. Although we believe that the operations on these properties have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). In September 2015, the EPA and the Corps issued new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act with respect to certain types of waterbodies and classifying these waterbodies as regulated wetlands. The 2015 rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule and announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. Recently, in January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction to hear challenges to the 2015 rule resides with the federal district courts; consequently, the previously-filed district court cases will be allowed to proceed. Following the Supreme Court’s decision, the EPA and the Corps stayed implementation of the 2015 rule for two years. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time.  To the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.  Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emissions standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion.  Subsequently, in November 2017, the EPA published a list of areas that are in compliance with the new ozone standards and separately in December 2017 issued responses to state recommendation for designating non-attainment areas. States have the opportunity to submit new air quality monitoring to the EPA prior to the EPA finalizing any non-attainment designations.  The EPA has stated that it intends to issue final non-attainment designations during the first half of 2018.

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

Regulation of GHG Emissions

The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gasses (“GHGs”) present an endangerment to public health and the environment and has adopted regulations pursuant to the federal Clean Air Act to reduce GHG emissions from various sources. For example, the EPA requires certain large stationary sources to obtain preconstruction and operating permits for pollutants regulated under the Prevention of Significant Deterioration and Title V programs of the Clean Air Act. Facilities required to obtain preconstruction permits for such pollutants are also required to meet “best available control technology” standards that are being established by the states. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. In June 2016, the EPA published performance standards that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas sector, including production, processing, transmission and storage activities. Compliance will require enhanced record-keeping practices, the purchase of new equipment, and increased frequency of maintenance and repair activities to address emissions leakage at certain well sites and compressor stations, and also may require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance. However, over the past year the EPA has taken several steps to delay implementation of the June 2016 methane rule, and the agency proposed a separate rulemaking in June 2017 to stay the methane requirements for a period of two years and revisit implementation of the standards in their entirety. The EPA has not yet published a final rule but, even though the rule is currently in effect, future implementation and enforcement of the 2016 standards is uncertain at this time.

There has been no significant activity with respect to federal legislation to reduce GHG emissions in recent years. In the absence of such federal legislation, a number of state and regional efforts have emerged that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States signed the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016 and includes non-binding pledges to limit or reduce future emissions. However, in June 2017, the President stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, resulting in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations, as well as delay or restrict our ability to permit GHG emissions from new or modified sources. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

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

ESA and Migratory Birds

The Endangered Species Act (“ESA”) and (in some cases) comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. We may conduct operations on oil and natural gas leases in areas where certain species that are or could be listed as threatened or endangered are known to exist. The U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The agency did not meet the deadline and continues to review additional species for listing under the ESA.  Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

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

Employees

As of December 31, 2017, we had 137 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

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

Offices

Our principal executive office is located at 9805 Katy Freeway, Suite 400, Houston, Texas 77024. Our main telephone number is (713) 568-4910.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.wildhorserd.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website also includes our Code of Business Conduct and Ethics and the charter of our audit committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Oil, natural gas and NGL prices are volatile. A sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our oil, natural gas and NGL production heavily influence our revenue, profitability, access to capital, future rate of growth and the carrying value of our properties. Oil, natural gas and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile. For example, commodity prices dropped significantly from 2014 highs of $107.95 per barrel of oil and $8.15 per MMBtu for natural gas down to lows of $26.19 per barrel of oil in February 2016 and $1.49 per MMBtu for natural gas in March 2016.  Since 2016, prices have generally increased. On February 26, 2018, the WTI spot price for oil was $63.81 per barrel and the Henry Hub spot price for natural gas was $2.60 per MMBtu.  Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have suffered significant recent declines in realized prices. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, which include the following:

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

In the second half of 2014, oil prices began a rapid and significant decline as the global oil supply began to outpace demand. During 2015, 2016 and in 2017, the global oil supply has continued to outpace demand, resulting in persistently low realized prices for oil production. In general, this imbalance between supply and demand reflects the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including Russia and Saudi Arabia, as part of an effort to retain market share, combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. Although there has been a dramatic decrease in drilling activity in the industry, oil storage levels in the United States remain at historically high levels. Until supply and demand balance and the overhang in storage levels begins to decline, prices will likely remain under pressure. The U.S. dollar has also strengthened relative to other leading currencies, which has caused oil prices to weaken, as they are U.S. dollar-denominated. In addition, the lifting of economic sanctions on Iran has resulted in increasing supplies of oil from Iran, adding further downward pressure to oil prices. NGL prices generally correlate to the price of oil. Also adversely affecting the price for NGLs is the supply of NGLs in the United States, which has continued to grow due to an increase in industry participants targeting projects that produce NGLs in recent years. Prices for domestic natural gas began to decline during the third quarter of 2014 and remained weak throughout 2015 and 2016 and much of 2017. The declines in natural gas prices are primarily due to an imbalance between supply and demand across North America. The continued duration and magnitude of these commodity price declines cannot be accurately predicted. Compared to 2014, our realized oil price for 2015 fell 51% to $44.41 per barrel and our realized oil price for the year ended December 31, 2016 further decreased to $41.09 per barrel. For the year ended December 31, 2017, our realized oil price increased to $51.90 per barrel. Similarly, our realized natural gas price for 2015 decreased

41% to $2.60 per Mcf, and our realized price for NGLs declined 49% to $12.22 per barrel. For the year ended December 31, 2017, our realized price for natural gas increased to $2.93 per Mcf from $2.44 per Mcf in 2016, and our realized price for NGLs increased to $19.04 per barrel from $12.28 per barrel in 2016.

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

The oil and natural gas industry is capital-intensive. We make and expect to continue to make substantial capital expenditures related to our development projects and acquisitions. Our 2018 drilling and completion capital budget is $700 million to $800 million, which assumes consummation of the NLA Divestiture. We expect to fund our 2018 capital budget with cash generated by operations and borrowings under our revolving credit facility. However, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that an additional portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby further reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to our existing stockholders. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

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

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including:

•	delays imposed by, or resulting from, compliance with regulatory requirements, including limitations on wastewater disposal, emission of GHGs and hydraulic fracturing;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
•	equipment failures, accidents or other unexpected operational events;
•	lack of available gathering facilities or delays in construction of gathering facilities;
•	lack of available capacity on interconnecting transmission pipelines;
•	adverse weather conditions;
•	issues related to compliance with environmental regulations;
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

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including the 2025 Senior Notes and our revolving credit facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the 2025 Senior Notes and our other indebtedness.

If our cash flow and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis, including the 2025 Senior Notes, would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The indenture governing the 2025 Senior Notes restricts, and our revolving credit facility restricts, our ability to dispose of assets and imposes limitations on our use of proceeds from dispositions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

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

Any significant reduction in our borrowing base under the Credit Agreement as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

The Credit Agreement limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, will unilaterally determine based upon projected revenues from our oil, natural gas and NGL properties and our commodity derivative contracts. Such determinations will be made on a regular basis semi-annually (each a “Scheduled Redetermination”), at our option in connection with a material acquisition, at our option no more than twice in any fiscal year and at the option of lenders with more than 66.6% of the loans and commitments under the facility (the “Required Lenders”) no more than twice in any fiscal year (each such redetermination other than a Scheduled Redetermination, an “Interim Redetermination” and any Scheduled Redetermination or Interim Redetermination, a “Redetermination”). In connection with a Redetermination, any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments, and maintaining or any decrease in the borrowing base requires the consent of the Required Lenders. The borrowing base will also automatically decrease upon the issuance of certain debt, the sale or other disposition of certain assets and the early termination of certain swap agreements. Our next Scheduled Redetermination is expected in April 2018.

In the future, we may not be able to access adequate funding under the Credit Agreement as a result of a decrease in our borrowing base due to the issuance of new indebtedness, the outcome of a Redetermination, or an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender’s portion. Declines in commodity prices could result in a determination to lower the borrowing base and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations.

Our derivative activities could result in financial losses or could reduce our earnings.

We enter into derivative instrument contracts for a portion of our oil and natural gas production. As of February 12, 2018, we had entered into swaps, collars and deferred premium puts through December 2020 covering a total of 19.0 MMBbls of our projected oil production and 21.7 TBtu of our projected natural gas production. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.

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

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced, which could limit our ability to make future capital expenditures and make payments on our indebtedness, and which could also limit the size of our borrowing base. Future collateral requirements will depend on arrangements with our counterparties, oil, natural gas and NGL prices and interest rates. In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for oil, natural gas and NGLs or from reductions in interest rates, which could have a material adverse effect on our financial condition. In addition, the Credit Agreement limits our ability to enter into commodity hedges covering greater than 100% of our reasonably anticipated projected proved production for the first two years of the facility and 75% of reasonably anticipated projected proved production for the following three years.

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

You should not assume that the present value of future net revenues from our reserves presented in this Annual Report is the current market value of our estimated reserves. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of December 31, 2017 and related standardized measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $51.34 per barrel of oil (WTI) and $2.98 per MMBtu of natural gas (Henry Hub spot), which, for certain periods in 2017, were substantially higher than the available spot prices. If spot prices are below such calculated amounts, using more recent prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

The standardized measure of our estimated reserves is not an accurate estimate of the current fair value of our estimated oil and natural gas reserves.

Standardized measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Standardized measure requires historical twelve-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and natural gas properties. In addition, WHR II and Esquisto were generally not subject to U.S. federal, state or local income taxes other than certain state franchise taxes and federal income tax on one of our predecessor’s subsidiaries.  We are subject to U.S. federal, state and local income taxes. As a result, estimates included herein of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the Standardized measure of our estimated reserves included in this Annual Report should not be construed as accurate estimates of the current fair value of our proved reserves.

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

We have identified 6,069 potential drilling locations on our acreage. We do not expect to operate 1,480 of such locations, and there is no assurance that we will operate all of our other drilling locations. In addition, unless we are successful in increasing our working interest in our other drilling locations through acreage exchanges and consolidation efforts, we will not be the operator with respect to these other identified horizontal drilling locations. We have limited ability to exercise influence over the operations of the drilling locations operated by our partners, and there is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. Furthermore, the success and timing of development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

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

As of December 31, 2017, we had identified 4,675 gross horizontal drilling locations on our Eagle Ford Acreage and 1,394 gross horizontal drilling locations on our North Louisiana Acreage. As a result of the limitations described in this Annual Report, we may be unable to drill many of our identified locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “—Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.” Any drilling activities we are able to conduct on these locations may not be successful, may not result in production or additions to our estimated proved reserves and could result in a downward revision of our estimated proved reserves, which could have a material adverse effect on the borrowing base under our revolving credit facility or our future business and results of operations. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations and may be required to reduce our estimated proved reserves, which could reduce the borrowing base under our revolving credit facility.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are renewed.

As of December 31, 2017, approximately 67% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases or the leases are renewed. For example, as of December 31, 2017, approximately 14% and 11% of our net undeveloped acreage was set to expire in 2018 and 2019, respectively. If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Although we intend to extend substantially all of our net acreage associated with identified drilling locations through a combination of development drilling, the payment of pre-agreed leasehold extension and renewal payments pursuant to an option to extend or the negotiation of lease extensions, we may not be successful in extending our leases. Additionally, where we do not have options to extend a lease, we may not be successful in negotiating extensions or renewals or any payments related to such extensions or renewals may be more than anticipated. Please see “Item 1. Business—Development of Proved Undeveloped Reserves—Undeveloped Acreage Expirations” for more information regarding acreage expirations and our plans for extending and renewing our acreage. Our ability to drill and develop our acreage and establish production to maintain our leases depends on a number of uncertainties, including oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

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

Following the consummation of the NLA Divestiture, our producing properties will be located in the Eagle Ford, making us vulnerable to risks associated with operating in a limited geographic area.

Following the consummation of the NLA Divestiture, all of our producing properties will be geographically concentrated in the Eagle Ford. At December 31, 2017, all of our total estimated proved reserves were attributable to properties located in the Eagle Ford and in North Louisiana. However, the sale of our NLA Assets, which includes all of our assets in North Louisiana, is expected to close by the end of March 2018. As a result of, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Eagle Ford caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

The marketability of our production is dependent upon transportation and other facilities, certain of which we do not control. If these facilities are unavailable, our operations could be interrupted and our revenues reduced.

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil production is transported from the wellhead to our tank batteries by our gathering systems. The oil is then transported by the purchaser by truck to a transportation facility. Our natural gas production is generally transported by our or third-party gathering lines from the wellhead to a gas processing facility or transmission pipeline. We do not control these trucks and other third-party transportation facilities and our access to them may be limited or denied. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favor able terms for delivery of the oil and natural gas produced from our fields, would materially and adversely affect our financial condition and results of operations.

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

As of December 31, 2017, approximately 75% of our total estimated proved reserves were classified as proved undeveloped.  Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Estimated future development costs relating to the development of our PUDs at December 31, 2017 are approximately $3.85 billion over the next five years. We expect to fund these expenditures through cash generated by operations, borrowings under our revolving credit facility and other sources of capital. Our ability to fund these expenditures is subject to a number of risks. See “—Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.” Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Furthermore, there is no certainty that we will be able to convert our PUDs to developed reserves or that our undeveloped reserves will be economically viable or technically feasible to produce.

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

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash impairment charge to earnings. Commodity prices dropped significantly from 2014 highs of $107.95 per barrel of oil and $8.15 per MMBtu for natural gas down to lows of $26.19 per barrel of oil in February 2016 and $1.49 per MMBtu in March 2016.  Since 2016, prices have generally increased. On February 26, 2018, the WTI spot price for crude oil was $63.81 per barrel and the Henry Hub spot price for natural gas was $2.60 per MMBtu.

Likewise, NGLs have suffered significant recent declines in realized prices. Lower commodity prices in the future could result in impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. As a result of lower commodity prices, we recorded $9.3 million of impairment expense during the year ended December 31, 2015. We could experience further material write-downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures or transportation fees.

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

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil, natural gas and NGLs, technological advances in fuel economy and developments in energy generation and storage devices could reduce or slow the demand for oil, natural gas and NGLs. The impact of the changing demand for oil, natural gas and NGLs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a small number of significant purchasers for the sale of most of our oil, natural gas and NGL production.

We normally sell our production to a relatively small number of customers, as is customary in our business. For the year ended December 31, 2017, there were two purchasers who accounted for an aggregate 56% and 21%, respectively, of our total revenue. No other purchaser accounted for 10% or more of our revenues. The loss of any such greater than 10% purchaser as a purchaser could adversely affect our revenues in the short term.  See “Item 1. Business—Our Operations—Marketing and Customers” for additional information.

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

In addition, the agreements governing our indebtedness impose certain limitations on our ability to enter into mergers or combination transactions and to incur certain indebtedness, which could indirectly limit our ability to acquire assets and businesses.

Our pending NLA Divestiture may not be consummated.

Our pending NLA Divestiture is expected to close by the end of March 2018 and is subject to customary closing conditions. If these conditions are not satisfied or waived, the NLA Divestiture will not be consummated. If the closing of the NLA Divestiture is substantially delayed or does not occur at all, or if the terms of the NLA Divestiture are required to be modified substantially, we may not realize the anticipated benefits of the NLA Divestiture fully or at all. Certain of the conditions remaining to be satisfied include:

•	the continued accuracy of the representations and warranties contained in the Purchase and Sale Agreement;
•	the performance by each party of its obligations under the Purchase and Sale Agreement;
•

the absence of any order from any governmental authority that enjoins, restrains or otherwise prohibits, or of any law being enacted that would enjoin or prohibit, the consummation of the transactions contemplated in the Purchase and Sale Agreement; and

•

the absence of any material suit, action, litigation or other proceeding instituted by any governmental authority that seeks to restrain, prohibit, enjoin or declare illegal, or seeking substantial damages in connection with, the consummation of the transactions contemplated in the Purchase and Sale Agreement.

The parties may terminate the Purchase and Sale Agreement by mutual written consent or if certain closing conditions have not been satisfied, if total adjustments to the sales price exceed 20% of the sales price, or approximately $43 million, or if the transaction has not closed on or before April 30, 2018.

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

The EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and has adopted regulations pursuant to the federal Clean Air Act to reduce GHG emissions from various sources. For example, the EPA requires certain large stationary sources to obtain preconstruction and operating permits for pollutants regulated under the Prevention of Significant Deterioration and Title V programs of the Clean Air Act. Facilities required to obtain preconstruction permits for such pollutants are also required to meet “best available control technology” standards that are being established by the states. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. In June 2016, the EPA published performance standards that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas sector, including production, processing, transmission and storage activities. Compliance will require enhanced record-keeping practices, the purchase of new equipment and could result in the increased frequency of maintenance and repair activities to address emissions leakage at well sites and compressor stations, and also may require additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance. Several states and industry groups have filed suit before the D.C. Circuit challenging the EPA’s implementation of the methane rule and legal authority to issue the methane rule. However, over the past year the EPA has taken several steps to delay implementation of the June 2016 methane rule, and the agency proposed a separate rulemaking in June 2017 to stay the methane requirements for a period of two years and revisit implementation of the standards in their entirety. The EPA has not yet published a final rule but, even though the rule is currently in effect, future implementation and enforcement of the 2016 standards is uncertain at this time.

There has been no significant activity with respect to federal legislation to reduce GHG emissions in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States signed the Paris Agreement, which requires member nations to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement, which entered into force in November 2016, includes non-binding pledges to limit or reduce future emissions. However, in June 2017, the President stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, resulting in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations, as well as delay or restrict our ability to permit GHG emissions from new or modified sources. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but certain federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

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

NGP, Carlyle and their respective affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses.

Our governing documents provide that NGP and its affiliates (including NGP and its affiliates’ portfolio investments) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, NGP, Carlyle, and their respective affiliates may acquire, develop or dispose of additional oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. NGP and Carlyle are established participants in the oil and natural gas industry, and each has resources greater than ours, which factors may make it more difficult for us to compete with them with respect to commercial activities as well as for potential acquisitions. As a result, competition from these affiliates could adversely impact our results of operations.

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

The Dodd-Frank Act, enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd- Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd- Frank Act. In its rulemaking under the Dodd-Frank Act, the CFTC has proposed rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The Dodd-Frank Act and CFTC rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or to take steps to qualify for an exemption to such requirements). In addition, the CFTC and certain banking regulators have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we currently qualify for the end-user exception to the mandatory clearing, trade-execution and margin requirements for swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, if any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flow.

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

Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil, natural gas and NGL prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and NGL. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and CFTC rules is to lower commodity prices. Any of these consequences could have a material and adverse effect on us, our financial condition or our results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.

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

Future regulations relating to and interpretations of recently enacted U.S. federal income tax legislation may vary from our current interpretation of such legislation.

The U.S. federal income tax legislation recently enacted in Public Law No. 115-97, commonly referred to as the Tax Act, is highly complex and subject to interpretation. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Act. In the future, the Treasury Department and the Internal Revenue Service are expected to release regulations relating to and interpretive guidance of the legislation contained in the Tax Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

Risks Related To Our Capital Stock

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

Certain holders have the ability to direct the voting of a majority of our common stock, and their interests may conflict with those of our other stockholders.

NGP and its affiliates, through WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings and NGP XI, beneficially own approximately 70.7% of our outstanding common stock. As a result, NGP is currently able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of such holders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given NGP’s concentrated ownership, it would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of NGP or Carlyle. These directors’ duties as employees of NGP or Carlyle, as applicable, may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest. Furthermore, we are party to a stockholders’ agreement with WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings that provides WildHorse Holdings and Esquisto Holdings with the right to designate a certain number of nominees to our board of directors so long as they, Acquisition Co. Holdings, NGP XI and their affiliates collectively beneficially own more than 5% of the outstanding shares of our common stock. Additionally, the Carlyle Investor, as a holder of Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and  (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis. The existence of these significant stockholders, the stockholders’ agreement and Carlyle’s board appointment rights may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, NGP’s and Carlyle’s concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

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

Our governing documents provide that NGP and its affiliates (including portfolio investments of NGP and its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

•	permits NGP and its affiliates to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
•

provides that if NGP or any of its affiliates, or any employee, partner, member, manager, officer or director of NGP or its affiliates who is also one of our directors or officers, becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

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

A group of stockholders that includes WildHorse Investment Holdings, Esquisto Investment Holdings, WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings, NGP XI, NGP and certain of NGP’s affiliates (collectively, the “Sponsor Group”) beneficially control a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain applicable corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;
•	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	an annual performance evaluation of the nominating and corporate governance and compensation committees be completed.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including to finance acquisitions. We may also issue convertible securities. For example, we issued and sold the Preferred Stock in connection with the Acquisition. We cannot predict the size of future issuances of our common stock or securities convertible into common stock, or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Each of WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings, NGP XI, Jay Graham, Anthony Bahr, the Carlyle Investor and KKR are party to an amended and restated registration rights agreement, which requires us to effect the registration of their shares of our common stock in certain circumstances.

We filed a registration statement with the SEC on Form S-8 providing for the registration of 9,512,500 shares of our common stock issued or reserved for issuance under our WildHorse Resource Development Corporation 2016 Long Term Incentive Plan (“2016 LTIP”). Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares registered under our registration statement on Form S-8 are available for resale immediately in the public market without restriction.  As of December 31, 2017, we have 7,517,555 shares of our common stock available for issuance under the 2016 LTIP.

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our amended and restated certificate of incorporation authorizes our board of directors, without stockholder approval, to issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. For example, on June 30, 2017, in connection with the Acquisition, we issued the Preferred Stock that include various rights, preferences, privileges and restrictions. Please see Note 10 under “Item 8. Financial Statements and Supplementary Data.” If our board of directors elects to issue preferred stock, the terms of such stock could cause it to be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:

•	if at any time after the Sponsor Group no longer collectively own or control the voting of more than 50% of our outstanding common stock:
o	dividing our board of directors into three classes of directors, with each class serving a staggered three-year term;

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

We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. The resolution of any conflicts that may arise in connection with any related party transactions that we have entered into with NGP, WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings or their affiliates, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because NGP may have the ability to influence the outcome of these conflicts. For a discussion of potential conflicts, please read “—Certain holders have the ability to direct the voting of a majority of our common stock, and their interests may conflict with those of our other stockholders.”

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

For example, on June 30, 2017, we issued and sold the Preferred Stock to the Carlyle Investor in exchange for $435.0 million. As of December 31, 2017, these shares represented approximately 24.3% of our outstanding common stock, on an as-converted basis. Among other rights, preferences, privileges and restrictions, the holders of the Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As such, the initial issuance of the Preferred Stock to the Carlyle Investor and each subsequent increase in the Accreted Value of the Preferred Stock following an election by our board of directors to forego paying cash dividends on the Preferred Stock with respect to a given quarter, effectively reduce the relative voting power of the holders of our common stock.

In addition, the conversion of the Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Preferred Stock could adversely affect prevailing market prices of our common stock.

Furthermore, the Carlyle Investor, as a holder of the Preferred Stock is entitled to elect (i) two directors to our board of directors for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing at least 10% of our outstanding common stock on an as-converted basis and (ii) one board seat for so long as the Carlyle Investor or its affiliates hold Preferred Stock and shares of our common stock, including shares of common stock issuable upon the conversion of Preferred Stock, representing 5% or more of our outstanding common stock on an as-converted basis.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and require management’s time, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which may have a negative effect on the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. See Note 21 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding a settlement related to our North Louisiana assets.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE under the symbol “WRD” on December 14, 2016. Prior to that, there was no public market for our common stock. As of February 28, 2018, we had approximately 101,304,079 shares of common stock outstanding and 4 stockholders of record. The following table sets forth, for the periods indicated, the reported high and low sale prices for our common stock on the NYSE.

	Common Share Price Range
	High	Low
2017
4th Quarter	$18.84	$11.95
3rd Quarter	13.84	10.36
2nd Quarter	14.10	10.36
1st Quarter	15.35	10.65

2016
4th Quarter (beginning December 14, 2016)	$15.06	$14.40
3rd Quarter	n/a	n/a
2nd Quarter	n/a	n/a
1st Quarter	n/a	n/a

Dividend Policy

Since our initial public offering, we have not declared any dividends and we do not anticipate declaring or providing any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The decision whether to pay dividends in the future will be made by our Board in light of conditions then existing, including factors such as our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in the Credit Agreement and the indenture governing our 2025 Senior Notes, and other contracts and other factors our Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The following table summarizes our repurchase activity during the quarterly period ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
(in thousands)
Common Share Repurchases (1):
October 1, 2017 - October 31, 2017	—	$—	n/a	n/a
November 1, 2017 - November 30, 2017	—	—	n/a	n/a
December 1, 2017 - December 31, 2017	33,956	$16.61	n/a	n/a

(1)	Common shares are generally net-settled by employees to cover the required withholding tax upon vesting of restricted stock awards under the 2016 LTIP.

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

The performance graph shown below compares the total return to stockholders on WRD’s common stock as compared to the total returns on the Standard and Poor’s 500 Index (“S&P 500 Index”) and the Standard and Poor’s 500 Oil and Gas Exploration and Production Select Index (“S&P Oil and Gas E&P Select Index”) from December 14, 2016 through December 31, 2017. The comparison was prepared based upon the following assumptions:

1.	$100 was invested on December 14, 2016, our initial public offering date, in each of the following: common stock of WRD, the S&P 500 Index and the S&P Oil and Gas E&P Select Index.
2.	Dividends are reinvested.

	December 14,	December 31,
Investment	2016	2016	2017
WRD	$100.00	$96.95	$122.24
S&P 500 Index	$100.00	$99.36	$118.65
S&P Oil and Gas E&P Select Index	$100.00	$99.36	$89.36

ITEM 6.	SELECTED FINANCIAL DATA

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

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented is impacted by the following:

•	the North Louisiana Settlement (as previously defined in Item 1. “Business—Recent Developments—North Louisiana Settlement:);
•	a deferred tax benefit of $43.4 million primarily due to the remeasurement of our deferred tax assets and liabilities as a result of the Tax Act;
•	the Acquisition, which was completed on June 30, 2017;
•	the $435.0 million issuance of Preferred Stock to an affiliate of Carlyle;
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

•	a more active drilling program;
•	the private placement of $350.0 million and $150.0 million in February 2017 and September 2017, respectively, of aggregate principal amount of our 2025 Senior Notes;
•	combining the financial position and results of operations of Esquisto with the predecessor beginning February 17, 2015; and
•

Esquisto’s third-party acquisition of certain oil and natural gas producing properties, undeveloped acreage and water assets located in the Eagle Ford in July 2015 for a purchase price of $103.0 million, net of customary post-closing adjustments.

As a result of the factors listed above, as well as the acquisitions and dispositions discussed above in “Business—Recent Developments,” the consolidated and combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For the Year Ended December 31,
	2017	2016	2015	2014
	(In thousands, except per share data)
Revenues and other income:
Oil sales	$342,868	$75,938	$42,971	$2,780
Natural gas sales	59,924	43,487	38,665	41,694
NGL sales	22,964	5,786	4,295	989
Other income	1,431	2,131	404	—
Total revenues and other income	427,187	127,342	86,335	45,463
Operating expenses:
Lease operating expenses	39,770	12,320	14,053	9,428
Gathering, processing and transportation	11,897	6,581	5,300	3,953
Taxes other than income tax	24,158	6,814	5,510	2,584
Cost of oil sales	—	—	—	687
Depreciation, depletion and amortization	168,250	81,757	56,244	15,297
Impairment of proved oil and gas properties	—	—	9,312	24,721
General and administrative expenses	40,663	23,973	15,903	5,838
Exploration expense	36,911	12,026	18,299	1,597
Other operating (income) expense	73	99	914	—
Total operating expenses	321,722	143,570	125,535	64,105
Income (loss) from operations	105,465	(16,228)	(39,200)	(18,642)
Other income (expense):
Interest expense	(31,934)	(7,834)	(6,943)	(2,680)
Debt extinguishment costs	11	(1,667)	—	—
Gain (loss) on derivative instruments	(55,483)	(26,771)	13,854	6,514
North Louisiana settlement	(7,000)	—	—	—
Other income (expense)	(3)	(151)	(147)	213
Total other income (expense)	(94,409)	(36,423)	6,764	4,047
Income (loss) before income taxes	11,056	(52,651)	(32,436)	(14,595)
Income tax benefit (expense)	38,824	5,575	(604)	158
Net income (loss)	49,880	(47,076)	(33,040)	(14,437)
Net income (loss) allocated to previous owners	—	(2,681)	(3,085)	—
Net income (loss) allocated to predecessor	—	(33,998)	(29,955)	(14,437)
Net income (loss) available to WRD	$49,880	$(10,397)	$—	$—
Net income (loss) per common share:
Basic and diluted	$0.32	$(0.11)	n/a	n/a
Weighted-average common shares outstanding:
Basic and diluted	96,324	91,327	n/a	n/a
Cash Flow Data:
Net cash provided by operating activities	$277,372	$22,262	$50,096	$25,660
Net cash used in investing activities	$(1,266,861)	$(567,545)	$(443,639)	$(128,967)
Net cash provided by financing activities	$986,600	$505,272	$424,481	$114,589
Other Financial Data:
Adjusted EBITDAX (1)	$323,314	$84,317	$55,858	$21,277
Balance Sheet Data (at period end):
Cash and cash equivalents	$226	$3,115	$43,126	$12,188
Total assets	$2,778,100	$1,442,281	$966,365	$335,722
Total liabilities	$1,187,325	$434,393	$317,676	$156,731
Series A perpetual convertible preferred stock	$445,483	$—	$—	$—
Predecessor and Previous owner equity	$—	$—	$648,689	$178,992
Stockholders' equity	$1,145,292	$1,007,888	n/a	n/a
Total liabilities and equity	$2,778,100	$1,442,281	$966,365	$335,722

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

Contemporaneously with our initial public offering, (i) the owners of WHR II exchanged all of their interests in WHR II for equivalent interests in WildHorse Investment Holdings and the owners of Esquisto exchanged all of their interests in Esquisto for equivalent interests in Esquisto Investment Holdings, (ii) WildHorse Investment Holdings contributed all of the interests in WHR II to WildHorse Holdings, Esquisto Investment Holdings contributed all of the interests in Esquisto to Esquisto Holdings and the owner of Acquisition Co. contributed all of its interests in Acquisition Co. to Acquisition Co. Holdings and (iii) WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings contributed all of the interests in WHR II, Esquisto and Acquisition Co., respectively, to us in exchange for shares of our common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.  In May 2017, in connection with the Acquisition, WRD formed WHR EF as a wholly owned subsidiary. In November 2017, in anticipation of an acquisition of land to develop a sand mine, WRD formed Burleson Sand LLC (“Burleson Sand”).  WHR II has two wholly owned subsidiaries – WildHorse Resources Management Company, LLC (“WHRM”) and Oakfield.  Esquisto has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water.  WHRM is the named operator for all oil and natural gas properties owned by us.

Outlook

Our financial position and future prospects, including our revenues, operating results, profitability, liquidity, future growth and the value of our assets, depend primarily on prevailing commodity prices. The oil and natural gas industry is cyclical and commodity prices are highly volatile.  During 2015 and the first half of 2016, the global oil supply continued to outpace demand, resulting in a decline in realized prices for oil production. In general, this imbalance between supply and demand reflects the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including Russia and Saudi Arabia, as part of an effort to retain market share, combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. Starting in 2014 and continuing into 2016, commodity prices dropped significantly, with the West Texas Intermediate posted price declining from approximately $108 per Bbl in June 2014 to approximately $26 per Bbl in February 2016.  Since the 2016 lows, West Texas Intermediate prices have increased to approximately $60 per Bbl in December 2017. The Henry Hub spot market price declined from over $8 per MMBtu in February 2014 to less than $2 per MMBtu in March 2016 and has increased to over $3.60 per MMBtu in December 2017. NGL prices have also suffered significant declines. A combination of oversupply from production growth and weaker demand due to weak economic activity and increased efficiency has contributed to the falling prices.

The U.S. Energy Information Administration’s, or EIA’s, January 2018 Short-Term Energy Outlook forecasts that Brent crude oil prices will average $60 per Bbl in 2018 and $61 per Bbl in 2019. North Sea Brent crude oil spot prices averaged $64 per Bbl in December 2017; an increase of $2 per Bbl from the November 2017 average and the highest monthly average since November 2014. World crude oil supply decreased an estimated 0.4 MMbbl/d in 2017. The EIA expects that global oil inventory draws will average 0.2 MMbbl/d and 0.3 MMbbl/d in 2018 and 2019, respectively. Like Brent crude oil prices, WTI prices have increased over the past year. The EIA expects WTI crude oil prices to average $4 per Bbl lower than Brent in 2018 and 2019.

The EIA expects that natural gas production will increase by 6.9 Bcf/d in 2018 compared to 2017.  Production is expected to increase by an additional 2.6 Bcf/d in 2019.  The EIA expects that strong domestic production levels, which will meet growing domestic natural gas consumption and export capabilities, will cause the Henry Hub natural gas spot price to decline to a projected average of

$2.88 per MMBtu in 2018.  In 2019, inventories are expected to be lower than average in comparison to 2018 and prices are expected to rise to $2.92 per MMBtu in 2019.

In February 2018, we established a full year 2018 drilling and completion capital expenditure budget that is $700 million to $800 million compared to $550 million to $675 million for our 2017 capital expenditure budget.  We expect our 2018 development program and capital budget will be focused on the Eagle Ford and Austin Chalk, where we plan to allocate approximately 100% of our drilling and completion capital budget.  On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of the NLA Assets for a total sales price of approximately $217.0 million before customary adjustments. The transaction is expected to close by the end of March 2018. Due to asset held-for-sale guidance, we anticipate recording an impairment loss on the NLA Assets during the first quarter of 2018.  The net book value of the NLA assets was $415.0 million at December 31, 2017.

We expect to fund our 2018 development from cash flows from operations and borrowings under our revolving credit facility.  However, there can be no assurance that our operations or other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. We believe we have built significant flexibility into our 2018 capital budget, not only in the timing of completions, but also in our operated rig count.  We will have the option to increase or decrease our capital activity as commodity prices dictate, which will allow us to preserve liquidity while maintaining flexibility in our completions schedule.  In our Eagle Ford Acreage, we are currently running a six-rig program and intend to average 4.8 rigs during 2018.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

For a discussion of the potential impact of commodity price changes on our estimated proved reserves, including quantification of such potential impact, please read “Item 1. Business—Our Oil and Natural Gas Data—Reserves Sensitivity.”

Commodity prices have historically been volatile, and we expect this volatility to continue for the foreseeable future. We will continue to monitor our liquidity, including opportunities for liquidity enhancement through possible joint-venture arrangements, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate available funding and other strategic alternatives in light of the current and expected commodity price environment and market conditions.

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

Sources of Our Revenues

Our revenues and other income are derived from the sale of our oil and natural gas production, the sale of NGLs that are extracted from our natural gas during processing, the gathering charge paid by certain third-party working interest owners for their share of volumes that run through our gathering system and the sale of our water supply to third parties. Production revenues are derived entirely from the continental United States. For the year ended December 31, 2017, we derived approximately 80% of our revenues and other income from oil sales, 14% from natural gas sales, 5% from NGL sales and less than 1% from gathering charges. See Note 2 under “Item 8. Financial Statements and Supplementary Data” for information regarding our adoption of the new revenue recognition standard.

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

•

Gathering, processing and transportation (“GP&T”). These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil produced as well as the cost of commodity processing.  See Note 2 under “Item 8. Financial Statements and Supplementary Data” for information regarding our adoption of the new revenue recognition standard.

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

•

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) is the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. We use the successful efforts method of accounting for oil and natural gas activities and, as such, we capitalize all costs associated with our development and acquisition efforts and all successful exploration efforts, which are then allocated to each unit of production using the unit of production method. Please read “—Critical Accounting Policies and Estimates—Successful Efforts Method of Accounting for Oil and Natural Gas Activities” for further discussion. Our DD&A rate can fluctuate as a result of impairments, dispositions, finding and development costs and proved reserve volumes, which are all impacted by oil, natural gas and NGL prices.

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

•

Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under revolving credit facilities and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense as we continue to grow.  Interest expense includes the amortization of debt issuance costs as well as the write-off of unamortized debt issuance costs and is offset by capitalized interest.

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

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) deferred taxes; (7) environmental remediation costs; (8) valuation of derivative instruments; (9) contingent liabilities; and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

Successful Efforts Method of Accounting for Oil and Natural Gas Activities

We use the successful efforts method of accounting for natural gas and crude oil producing activities. Costs to acquire mineral interests in crude oil and natural gas properties are capitalized. Costs to drill and develop development wells and costs to drill and develop exploratory wells that find proved reserves are also capitalized.  Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

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

Capitalized costs of producing crude oil and natural gas properties and support equipment, net of estimated salvage values, are depleted by field using the units-of-production method. Well and well equipment and tangible property additions are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves.

Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

Oil and Natural Gas Reserve Quantities

The estimates of proved crude oil, natural gas and NGL reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements.

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

Depreciation, Depletion and Amortization

Our DD&A rate is dependent upon our estimates of total proved developed and proved undeveloped reserves, which incorporate various assumptions and future projections. If our estimates of total proved developed or proved undeveloped reserves decline, the rate at which we record DD&A expense increases, which in turn reduces our net income. Such a decline in reserves may result from lower commodity prices or other changes to reserve estimates, as discussed above, and we are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploration and development program, as well as future economic conditions.

Derivative Instruments

We utilize commodity derivative instruments, including swaps and collars, to manage the price risk associated with the forecasted sale of our oil and natural gas production. A swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. A collar requires us to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay us if the settlement price is below the floor price. The objective of our use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil, gas and NGL prices and to manage our exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit our ability to benefit from favorable price movements. We may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions. We do not enter into derivative contracts for speculative purposes.

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

Revenue Recognition

Revenues from the sale of oil, natural gas and NGLs are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. We recognize revenues from the sale of oil, natural gas and NGLs using the sales method of accounting, whereby revenue is recorded based on our share of volume sold, regardless of whether we have taken our proportional share of volume produced. These differences result in gas imbalances. We record a liability to the extent there are not sufficient reserves to cover an over delivered gas imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production. We receive payment approximately one month after delivery for operated crude oil wells, approximately two months after delivery for operated natural gas wells and up to three months after delivery for non-operated wells. Regarding hedge revenue, hedge settlements occur in the same month for natural gas and in the month following for crude oil.  Hedge revenue is recorded as a component of “Other income (expense)” in our Results of Operations. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimates and the actual amounts received are recorded in the month payment is received. A 10% change in our December 31, 2017, 2016 and 2015 revenue accrual would have impacted total operating revenues by approximately $7.6 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Incentive Units

The governing documents of WHR II provided for the issuance of incentive units. WHR II granted incentive units to certain of its members who were key employees at the time of grant. Holders of incentive units would have been entitled to distributions ranging from 20% to 40% when declared, but only after cumulative distribution thresholds (payouts) had been achieved. Payouts were generally triggered after the recovery of specified members’ capital contributions plus a rate of return. The incentive units were being accounted for as liability-classified awards as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. The payment likelihood related to the WHR II incentive units was not deemed probable for the years ended December 31, 2016 and 2015, respectively.  As such, no compensation expense was recognized by our predecessor.

In connection with the Corporate Reorganization, the WHR II incentive units were transferred to WildHorse Investment Holdings in exchange for substantially similar incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings granted certain officers and employees awards of incentive units in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at December 31, 2017.  As such, no compensation expense was recognized by us.  Unrecognized compensation cost associated with these incentive units was $39.5 million at December 31, 2017.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of December 31, 2017
Expected life (years)	0.54 - 4.79
Expected volatility (range)	42.0% - 59.0%
Dividend yield	0.00%
Risk-free rate (range)	1.54% - 2.15%

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

Income Tax

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis in assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our consolidated statement of operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority.

Contingent Liabilities

We are subject to various legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue losses when such losses are probable and reasonably estimable. If we determine that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Our in-house legal counsel regularly assess contingent liabilities and, in certain circumstances, consult with external legal counsel or consultants to assist in the evaluation of our liability for these contingencies.

Management makes judgments and estimates when it establishes liabilities for litigation and other contingent matters. Estimates of litigation-related liabilities are based on the facts and circumstances of the individual case and on information currently available to us. The extent of information available varies based on the status of the litigation and our evaluation of the claim. In future periods, a number of factors could significantly change our estimate of litigation-related liabilities, including discovery activities; briefings filed with the relevant court; rulings from the court made pre-trial, during trial, or at the conclusion of any trial; and similar cases involving other plaintiffs and defendants that may set or change legal precedent. As events unfold throughout the litigation process, we evaluate the available information and may consult our external legal counsel to determine whether liability accruals should be established or adjusted.

Results of Operations

The selected financial data of our predecessor was retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the results of operations presented below (i) (a) for the year ended December 31, 2016 and (b) for the period from February 17, 2015 (the inception of common control) to December 31, 2015 have been derived from the combined results attributable to our predecessor and Esquisto for periods prior to our initial public offering and (ii) for the period from January 1, 2015 to February 16, 2015 have been derived from the results attributable to our predecessor. Furthermore, the results of operations attributable to Acquisition Co. are reflected in the financial data presented herein beginning on December 19, 2016. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	the North Louisiana Settlement (as previously defined in Item 1. “Business—Recent Developments—North Louisiana Settlement”);
•	a deferred tax benefit of $43.4 million primarily due to the remeasurement of our deferred tax assets and liabilities as a result of the Tax Act;
•	the Acquisition, which was completed on June 30, 2017;
•	the $435.0 million issuance of Preferred Stock to an affiliate of Carlyle;
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

•	a more active drilling program;
•	the private placement of $350.0 million and $150.0 million in February 2017 and September 2017, respectively, of aggregate principal amount of our 2025 Senior Notes.
•	combining the financial position and results of operations of Esquisto with the predecessor beginning February 17, 2015; and
•

Esquisto’s third party acquisition of certain oil and natural gas producing properties, undeveloped acreage and water assets located in the Eagle Ford in July 2015 for a purchase price of $103.0 million, net of customary post-closing adjustments.

As a result of the factors listed above, as well as the acquisitions and dispositions discussed above in “Business—Recent Developments” the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues and other income:
Oil sales	$342,868	$75,938	$42,971
Natural gas sales	59,924	43,487	38,665
NGL sales	22,964	5,786	4,295
Other income	1,431	2,131	404
Total revenues and other income	427,187	127,342	86,335
Operating expenses:
Lease operating expenses	39,770	12,320	14,053
Gathering, processing and transportation	11,897	6,581	5,300
Taxes other than income tax	24,158	6,814	5,510
Depreciation, depletion and amortization	168,250	81,757	56,244
Impairment of proved oil and gas properties	—	—	9,312
General and administrative expenses	40,663	23,973	15,903
Exploration expense	36,911	12,026	18,299
Other operating (income) expense	73	99	914
Total operating expenses	321,722	143,570	125,535
Income (loss) from operations	105,465	(16,228)	(39,200)
Other income (expense):
Interest expense	(31,934)	(7,834)	(6,943)
Debt extinguishment costs	11	(1,667)	—
Gain (loss) on derivative instruments	(55,483)	(26,771)	13,854
North Louisiana settlement	(7,000)	—	—
Other income (expense)	(3)	(151)	(147)
Total other income (expense)	(94,409)	(36,423)	6,764
Income (loss) before income taxes	11,056	(52,651)	(32,436)
Income tax benefit (expense)	38,824	5,575	(604)
Net income (loss)	49,880	(47,076)	(33,040)
Net income (loss) allocated to previous owners	—	(2,681)	(3,085)
Net income (loss) allocated to predecessor	—	(33,998)	(29,955)
Net income (loss) available to WRD	$49,880	$(10,397)	$—
Net income (loss) per common share:
Basic and diluted	$0.32	$(0.11)	n/a
Weighted-average common shares outstanding:
Basic and diluted	96,324	91,327	n/a
Oil and natural gas revenue:
Natural gas	$59,924	$43,487	$38,665
Oil	342,868	75,938	42,971
NGLs	22,964	5,786	4,295
Total oil, natural gas and NGL revenue	$425,756	$125,211	$85,931
Production volumes:
Natural gas (MMcf)	20,463	17,820	14,847
Oil (MBbls)	6,606	1,848	968
NGLs (MBbls)	1,206	471	351
Total (MBoe)	11,222	5,289	3,794
Average sales price:
Natural gas (per Mcf)	$2.93	$2.44	$2.60
Oil (per Bbl)	$51.90	$41.09	$44.41
NGLs (per Bbl)	$19.04	$12.28	$12.22
Total (per Boe)	$37.94	$23.67	$22.65
Average production volumes:
Natural gas (Mcf/d)	56.1	48.7	40.7
Oil (Bbls/d)	18.1	5.0	2.7
NGLs (Bbls/d)	3.3	1.3	1.0
Average net production (Boe/d)	30.7	14.5	10.4
Average unit costs per Boe:
Lease operating expenses	$3.54	$2.33	$3.70
Gathering, processing and transportation	$1.06	$1.24	$1.40
Taxes other than income tax	$2.15	$1.29	$1.45
General and administrative expenses	$3.62	$4.53	$4.19
Depletion, depreciation and amortization	$14.99	$15.46	$14.82

 Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

•

Oil, natural gas and NGL revenues were $425.8 million for 2017 compared to $125.2 million for 2016, an increase of $300.6 million. Production increased 5.9 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford, the Acquisition and the December 2016 Burleson North Acquisition. The average realized sales price increased $14.27 per Boe due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $195.5 million and $71.4 million due to favorable production and pricing variances, respectively. Natural gas revenues increased $10.0 million and $6.5 million due to favorable pricing and production variances, respectively.  NGL revenues increased $8.2 million and $9.0 million due to favorable price and volume variances, respectively.

•

LOE was $39.8 million and $12.3 million for 2017 and 2016, respectively.  On a per Boe basis, LOE was $3.54 and $2.33 for 2017 and 2016, respectively.  The increase in LOE on a per unit basis was largely attributable to the Acquisition and the Burleson North Acquisition that came with less efficient legacy wells and to higher workover expense. We recorded $7.7 million of workover expenses in 2017.  Net production in 2017 consisted of 59% oil compared to 35% oil in 2016, an increase of approximately 68%.  Generally, the production of oil is more expensive than natural gas on a per Boe basis.

•

GP&T expenses were $11.9 million and $6.6 million for 2017 and 2016, respectively.  On a per Boe basis, GP&T expenses were $1.06 and $1.24 for 2017 and 2016, respectively.  The increase in total GP&T expenses was primarily attributable to increased expenses associated with higher production.  On a per Boe basis, the decrease is primarily due to an increase in production from our drilling activities.

•

Taxes other than income tax were $24.2 million and $6.8 million for 2017 and 2016, respectively.  The $17.4 million increase was primarily due to higher price realizations, changes in commodity mix, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our Corporate Reorganization that occurred in conjunction with our initial public offering.  On a per Boe basis, taxes other than income tax were $2.15 and $1.29 for 2017 and 2016, respectively.

•

DD&A expense for 2017 was $168.3 million compared to $81.8 million for 2016, an $86.5 million increase primarily due to an increase in production volumes related to drilling and acquisition activities.  Increased production volumes caused DD&A expense to increase by $91.7 million and the change in the DD&A rate between periods caused DD&A expense to decrease by $5.2 million.

•

We did not record impairment expenses on our proved properties in 2017 and 2016.  In evaluating impairment, the estimated future cash flows expected from properties are compared to their carrying values to determine if the cash flows are unrecoverable.

•

G&A expenses were $40.7 million and $24.0 million for 2017 and 2016, respectively.  The $16.7 million increase was primarily due to increased staffing for 2017 compared to 2016 and increased costs associated with being a public company offset by costs recorded in 2016 associated with our initial public offering.  Salaries and wages increased by $9.7 million in 2017 primarily due to additional staffing, and we recorded $6.6 million in stock-based compensation costs related to our 2016 LTIP compared to $0.1 million in 2016.  During 2017, acquisition expenses increased by $3.9 million due primarily to the Acquisition, which was completed on June 30, 2017. Our previous owner recorded $4.0 million of G&A accrual payable to its members during 2016. Costs related to director fees and officer liability insurance increased $0.9 million between 2016 and 2017. Accounting and audit service fees increased $1.0 million between 2016 and 2017. In 2016, we and our previous owner recorded $1.0 million and $0.6 million, respectively, of initial public offering costs.

•

Exploration expense was $36.9 million and $12.0 million for 2017 and 2016, respectively.   The $24.9 million increase in exploration expense was primarily associated with an increase in undeveloped leasehold impairments and abandonments of $17.8 million primarily related to North Louisiana, an increase in seismic acquisitions and other geophysical expense of $12.0 million, and a $1.8 million increase in maps, logging and drafting expenses offset by $6.7 million in expenses associated with the early termination of a rig contract, which was laid down in March 2016 due to low commodity prices.

•

Interest expense was $31.9 million and $7.8 million for 2017 and 2016, respectively.  The $24.1 million increase was primarily due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes.  Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the amortization of debt issuance costs and capitalized interest was $32.5 million and $7.4 million for 2017 and 2016, respectively.  Amortization of debt issue costs was $2.6 million for 2017 compared to less than $0.5 million for 2016.  Capitalized interest was $3.1 million for 2017 due to increased drilling activities compared to less than $0.1 million for 2016.

•

Debt extinguishment costs were $1.7 million in 2016 due to the write-off of unamortized debt issuance costs associated with the WHR II and Esquisto credit facilities that were terminated in connection with our initial public offering. Esquisto also retired and terminated their revolving credit facility and second lien in January 2016 in connection with the merger of Esquisto I and Esquisto II.

•

During 2017, we recognized a $55.5 million loss on derivative instruments, of which $3.3 million was a realized loss and a $52.2 million was an unrealized loss.  Net losses on commodity derivatives of $26.8 million were recognized during 2016, of which $4.5 million was a realized gain and $31.3 million was an unrealized loss.

•

On February 1, 2018, we entered into the North Louisiana Settlement.  Pursuant to such settlement, the third party agreed to pay the actual net costs attributable to interests in certain leases and/or wells it elected to acquire.  We agreed to provide the third party with a $7.0 million credit towards purchasing the interests selected by the third party.  The settlement loss of $7.0 million was partially offset by a tax benefit of $1.6 million.

•

Income tax benefits were $38.8 million and $5.6 million for 2017 and 2016, respectively. The increase of $33.2 million was primarily due to a $43.4 million deferred tax benefit in 2017 resulting from the Tax Act, partially offset by $10.2 million associated with pretax income in 2017 as compared to the pretax loss in 2016 and the change in our tax status from a pass-through entity to corporation subsequent to our initial public offering in 2016. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to a change in tax rate, state income tax and changes in estimates related to a prior-period tax provision. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

•

Oil, natural gas and NGL revenues were $125.2 million for 2016 compared to $85.9 million for 2015, an increase of $39.3 million. Production increased 1.5 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford. The average realized sales price increased $1.02 per Boe due to a higher percentage of oil in the production mix. A favorable oil production variance contributed to a $39.1 million increase in oil revenues offset by a $6.1 million decrease due to an unfavorable pricing variance.

•

LOE was $12.3 million and $14.1 million for 2016 and 2015, respectively.  The decrease primarily is due to operational efficiencies, lower workover expense and lower service costs associated with industry-wide service cost decreases.  On a per Boe basis, LOE was $2.33 and $3.70 for 2016 and 2015, respectively.  The decrease was due to lower total LOE and certain items, such as direct labor and materials and supplies, generally remaining relatively fixed across broad production volume ranges.

•

GP&T expenses were $6.6 million and $5.3 million for 2016 and 2015, respectively.  On a per Boe basis, GP&T expenses were $1.24 and $1.40 for 2016 and 2015, respectively.  The increase in total GP&T expenses was primarily attributable to an increase in production.   The decrease on a per Boe basis was primarily due to an increase in production from our drilling activities.

•

Taxes other than income tax were $6.8 million and $5.5 million for 2016 and 2015, respectively.  The $1.3 million increase was primarily due to an increase in revenues associated with our oil and natural gas properties.  On a per Boe basis, taxes other than income tax were $1.29 and $1.45 for 2016 and 2015, respectively.  The decrease was primarily due to severance tax exemptions on high cost horizontal wells.

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

•

Exploration expense was $12.0 million and $18.3 million for 2016 and 2015, respectively.  The $6.3 million reduction in exploration expense was primarily due to a reduction in exploration dry hole costs of $7.2 million and a reduction in seismic acquisitions of $4.2 million, offset by $6.8 million in expenses associated with the early termination of a rig contract, which was laid down in March 2016 due to low commodity prices.

•

Interest expense was $7.8 million and $6.9 million for 2016 and 2015, respectively.  The increase was due to an increase in the average debt outstanding. Interest is comprised of interest on our credit facilities and amortization of debt issue costs.

•

Debt extinguishment costs were $1.7 million in 2016 due to the write-off of unamortized debt issuance costs associated with the WHR II and Esquisto credit facilities that were terminated in connection with our initial public offering. Esquisto also retired and terminated their revolving credit facility and second lien in January 2016 in connection with the merger of Esquisto I and Esquisto II. There were no debt extinguishment costs in 2015.

•

Net losses on commodity derivatives of $26.8 million were recognized during 2016, of which $4.5 million was a realized gain and $31.3 million was an unrealized loss. During 2015, we recognized a $13.9 million gain on derivative instruments, of which $12.0 million was a realized gain and a $1.9 million was unrealized gain.

•

Income tax benefit was $5.6 million for 2016 as compared to income tax expense of a $0.6 million for 2015. The $6.2 million increase was primarily a result of being a corporation subject to federal and state income tax subsequent to our initial public offering. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax. The effective tax rate for 2015 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

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

We define Adjusted EBITDAX as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Exploration expense;
•	Impairment of proved oil and gas properties;
•	Loss on derivative instruments;
•	Cash settlements received on expired derivative instruments;
•	Stock-based compensation;
•	Incentive-based compensation expenses;
•	Acquisition related costs;
•	Debt extinguishment costs;
•	Loss on sale of properties;
•	Initial public offering costs;
•	North Louisiana Settlement; and
•	Other non-cash and non-routine operating items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;

•	Gain on derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gain on sale of properties; and
•	Other non-cash and non-routine operating items that we deem appropriate.

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

	For the Year Ended December 31,
	2017	2016	2015
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$49,880	$(47,076)	$(33,040)
Interest expense, net	31,934	7,834	6,943
Income tax (benefit) expense	(38,824)	(5,575)	604
Depreciation, depletion and amortization	168,250	81,757	56,244
Exploration expense	36,911	12,026	18,299
Impairment of proved oil and gas properties	—	—	9,312
(Gain) loss on derivative instruments	55,483	26,771	(13,854)
Cash settlements received (paid) on derivative instruments	1,517	4,975	11,517
Stock-based compensation	6,644	68	—
Acquisition related costs	4,348	553	593
(Gain) loss on sale of properties	—	43	—
Debt extinguishment costs	(11)	1,667	—
Initial public offering costs	182	1,560	—
North Louisiana settlement	7,000	—	—
Non-cash liability amortization	—	(286)	(760)
Total Adjusted EBITDAX	$323,314	$84,317	$55,858

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

Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us. Our 2017 capital expenditures (not including $533.6 million related to the Acquisition) were $931.0 million, of which $837.5 million was allocated to Eagle Ford locations and $93.5 million to North Louisiana.

Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned 2018 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

As of December 31, 2017, we had $0.2 million of cash and cash equivalents and $588.6 million of available borrowings under our revolving credit facility. As of December 31, 2017, we had a working capital deficit balance of $221.1 million, primarily due to the accrual of capital expenditures. As of December 31, 2017, the borrowing base under the Credit Agreement was $875.0 million and we had $286.4 million of outstanding borrowings. On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Third Amendment to our Credit Agreement, which, among other things, increased the borrowing base from $612.5 million to $875.0 million. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2018. Based on our year-end reserves, we anticipate that our borrowing base will increase regardless of whether the NLA Divestiture is completed.  A continuing decline in oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments.

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock.  On June 30, 2017, we issued 435,000 shares of preferred stock in connection with the Acquisition. See “Note 10—Preferred Stock” of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our preferred stock issuance.

Capital Expenditure Budget

Our 2018 drilling and completion capital expenditure budget is $700 million to $800 million, from which we expect to drill 100 to 110 gross wells and complete 100 to 110 gross wells across our Eagle Ford and Austin Chalk acreage. We expect to fund our capital expenditures with cash generated by operations, cash on hand and borrowings under our revolving credit facility. However, to the extent that we consider market conditions favorable, we may access the capital markets to raise capital from time to time to fund acquisitions, pay down our revolving credit facility balance and for general working capital purposes.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control, and our 2018 capital budget may be adjusted as business conditions warrant. Please see “Item 1A. Risk Factors — Risks Related to Our Business — Our development projects and acquisitions require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.”  Commodity prices declined significantly beginning in June 2014 and began a slow recovery in 2017. If oil or natural gas prices remain at current levels or decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe will have the highest expected rates of return and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control. Any reduction in our capital expenditure budget could have the effect of delaying or limiting our development program, which would negatively impact our ability to grow production and could materially and adversely affect our future business, financial condition, results of operations or liquidity.

We plan to continue our practice of entering into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations. Under this strategy, we expect to maintain an active hedging program that seeks to reduce our exposure to commodity prices and protect our cash flow.

Debt Agreements

Revolving Credit Facility. Concurrently with the closing of our initial public offering, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility with an initial borrowing base of $450.0 million, which was reduced to $362.5 million in connection with the consummation of our 2025 Senior Notes offering in February 2017.  In April 2017, our borrowing base was redetermined and increased to $450.0 million.

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Second Amendment.  The Second Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock, (ii) increase the Company’s borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company’s leverage covenant.  In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

In connection with the September 2017 offering of our 2025 Senior Notes, our borrowing base was automatically reduced to $612.5 million. On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Third Amendment.  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) add additional lenders.

Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil, NGL and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually, from time to time at our election in connection with material acquisitions, or no more frequently than twice in any fiscal year at the request of the Required Lenders or us, in each case based on engineering reports with respect to our estimated oil, NGL and natural gas reserves, and our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base pursuant to a Redetermination, while only Required Lender approval is required to maintain or decrease the borrowing base pursuant to a Redetermination. The borrowing base will also automatically decrease upon the issuance of certain debt, including the issuance of senior notes, the sale or other disposition of certain assets and the early termination of certain swap agreements. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Business—Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.”

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

Additionally, borrowings under our revolving credit facility will bear interest, at our option, at either: (i) the Alternate Base Rate, which is based on the greatest of (x) the prime rate as determined by the Administrative Agent, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted LIBOR for a one month interest period plus 1.0%, in each case, plus a margin that varies from 1.00% to 2.00% per annum according to the total commitments usage (which is the ratio of outstanding borrowings and letters of credit to the least of the total commitments, the borrowing base and the aggregate elected commitments then in effect), (ii) the adjusted LIBOR plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage or (iii) the applicable LIBOR market index rate plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.50% per annum according to our total commitments usage.

The Credit Agreement requires us to maintain (x) a ratio of total debt to EBITDAX (as defined under the Credit Agreement) of not more than 4.00 to 1.00 and (y) a ratio of current assets (including availability under the facility) to current liabilities of not less than 1.00 to 1.00.

Additionally, the Credit Agreement contains various covenants and restrictive provisions that, among other things, limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness.

Events of default under the Credit Agreement will include, but are not be limited to, failure to make payments when due, breach of any covenant continuing beyond any applicable cure period, default under any other material debt, change of control, bankruptcy or other insolvency event and certain material adverse effects on our business.

If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, fees and other obligations under the Credit Agreement, could be declared immediately due and payable.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants under the Credit Agreement as of December 31, 2017.

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

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par, which resulted in net proceeds of $338.6 million.  In addition, in September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. We used the net proceeds from both issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our 2017 capital expenditures. The September 2017 issuance is treated as a single class of debt with the February 2017 issuance.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.  There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On February 1, 2018, we made a $17.2 million interest payment on the 2025 Senior Notes.

Pursuant to registration rights agreements entered into in connection with the offerings of the 2025 Senior Notes, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2025 Senior Notes could exchange the unregistered 2025 Senior Notes for registered notes with substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the 2025 Senior Notes for registered guarantees with substantially identical terms.  On November 20, 2017, substantially all of the outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.  See Note 9 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2017, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

Counterparty Exposure

Our hedging policy permits us to enter into derivative contracts with major financial institutions or major energy entities. Our derivative contracts are currently with major financial institutions, certain of which are also lenders under the Credit Agreement. We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. Our predecessor’s cash flows were retrospectively revised due to common control considerations.  As such, the cash flows for 2017 and 2016 have been derived from the combined financial position and results attributable to the predecessor for periods prior to our initial public offering and for the previous owner for periods from the inception of common control (February 17, 2015) through our initial public offering. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries.  Because WHR II, Esquisto and Acquisition Co. Holdings were under the common control of NGP, the sale and contribution of the respective ownership interests was accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost.

For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$277,372	$22,262	$50,096
Net cash used in investing activities	$(1,266,861)	$(567,545)	$(443,639)
Net cash provided by financing activities	$986,600	$505,272	$424,481

 Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Operating Activities. Net cash provided by operating activities was $277.4 million for 2017, compared to $22.3 million of net cash provided by operating activities for 2016. Production increased 5.9 MMBoe (approximately 112%) and average realized sales prices increased to $37.94 per Boe for 2017 compared to $23.67 per Boe during 2016 as previously discussed above under “Results of Operations.”  The overall year-to-year increase in net cash provided by operating activities was also impacted by higher G&A expenses and LOE due to the growth of the company.  Net cash provided by operating activities included $1.5 million of cash receipts on derivative instruments during 2017 compared to $4.9 million during 2016.  There was a $55.6 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2017 compared to 2016.

Investing Activities. During 2017 and 2016, cash flows used in investing activities were $1.27 billion and $567.5 million, respectively. Acquisitions of oil and gas properties were $551.2 million during 2017. See “Business—2017 Developments” for additional information on the Acquisition.  Acquisitions of oil and gas properties were $436.1 million during 2016.  We closed the Burleson North Acquisition in December 2016 for $389.8 million.  Additions to oil and gas properties were $700.5 million during 2017, primarily related to our land leasing activities and drilling and completion activities in the Eagle Ford.  Additions to oil and gas properties were $125.8 million during 2016, of which $107.5 million was attributable to Esquisto’s drilling and completion activities in the Eagle Ford.

Financing Activities. Net cash provided by financing activities during 2017 of $986.6 million was primarily attributable to $432.3 million in net proceeds from the issuance of our Preferred Stock, $494.7 million in proceeds from the issuance of our 2025 Senior Notes, $513.5 million in advances on our revolving credit facilities and $34.5 million from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering. These cash inflows were offset by payments under our revolving credit facility of $469.9 million during 2017, debt issuance costs of $15.3 million, $2.7 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and $0.6 million of repurchases of vested restricted stock to satisfy employees’ tax obligations upon vesting.  Net proceeds from the issuance of our Preferred Stock partially funded the cash consideration portion of the Acquisition.  We used proceeds from the issuance of our 2025 Senior Notes to primarily pay down borrowings under our revolving credit facility.  Amounts borrowed under our revolving credit facility funded our lease acquisition and drilling programs, activities related to Oakfield and Burleson Water infrastructure projects and our working capital needs.

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

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Activities. Net cash provided by operating activities was $22.3 million for 2016, compared to $50.1 million of net cash provided by operating activities for 2015. Production increased 1.5 MMBoe and average realized sales prices increased to $23.67 per Boe for 2016 compared to $22.65 per Boe during 2015 as previously discussed above under “Results of Operations.” Higher G&A expenses also contributed to the period-to-period decrease in net cash provided by operating activities.  Net cash provided by operating activities included $4.9 million of cash receipts on derivative instruments during 2016 compared to $11.5 million during 2015.  There was a $50.7 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2016 compared to 2015.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2017.  The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions used in creating the table are subjective.

	Payment or Settlement due by Period
Contractual Obligation	Total	2018	2019-2020	2021-2022	Thereafter
	(In thousands)
Revolving credit facility (1)	$286,353	$—	$—	$286,353	$—
Estimated interest payments (2)	41,235	10,309	20,617	10,309	—
2025 Senior Notes and interest payments (3)	757,813	34,375	68,750	68,750	585,938
Office lease	4,395	1,259	2,588	548	—
Gas transportation agreement (4)	5,148	4,380	768	—	—
Compressor and equipment (5)	2,263	2,263	—	—	—
Dedicated fracturing fleet service agreements (6)	74,500	63,300	11,200	—	—
Interruptible water availability agreement	1,576	394	788	394	—
Right-of-way	1,960	40	80	80	1,760
Total	$1,175,243	$116,320	$104,791	$366,434	$587,698

(1)

As of December 31, 2017, we had $286.4 million outstanding under our revolving credit facility.  This amount represents the scheduled future maturities of the principal amount outstanding. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for information regarding our revolving credit facility.

(2)

Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2017.  In calculating these amounts, we applied the weighted-average interest rate during 2017 associated with such debt. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the weighted-average variable interest rate charged during 2017 under our revolving credit facility.

(3)

Interest payments are based on the $500.0 million aggregate principal amount of our 2025 Senior Notes.  See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our 2025 Senior Notes.

(4)

We were assigned a North Louisiana firm gas transportation service agreement as a result of a predecessor’s property acquisition in 2013.  Under the terms of the agreement, we are obligated to pay total daily transportation fees not to exceed $0.30 per MMBtu per day for quantities of 40,000 MMBtus per day until March 5, 2019.  This agreement will be assigned to Tanos upon completion of the NLA Divestiture.

(5)	Represents compressor rentals which are on month-to-month terms without any significant long-term contracts. Predominately all of these compressor rentals are in the Eagle Ford.
(6)

Represents aggregate fixed monthly payments related to fleet service agreements that we entered into in March 2017 and June 2017.   See Note 18 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding these agreements.

Off–Balance Sheet Arrangements

As of December 31, 2017, we had no off–balance sheet arrangements.

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

During the period from January 1, 2014 through January 1, 2018, the WTI spot price for oil has declined from a high of $107.95 per Bbl on June 20, 2014 to $26.19 per Bbl on February 11, 2016, and the Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu on February 10, 2014 to a low of $1.49 per MMBtu on March 4, 2016. Since 2016, prices have generally increased. On February 26, 2018, the WTI spot price for crude oil was $63.81 per barrel and the Henry Hub spot price for natural gas was $2.60 per MMBtu.  The prices we receive for our oil, natural gas and NGLs production depend on numerous factors beyond our control, some of which are discussed in “Item 1A. Risk Factors—Risks Related to Our Business—Oil, natural gas and NGL prices are volatile. A sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

Due to this volatility, we have historically used, and we expect to continue to use, commodity derivative instruments, such as collars, puts and swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. The Credit Agreement contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.

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

The following table summarizes our derivative contracts as of December 31, 2017 and the average prices at which the production will be hedged:

	2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	6,834,488	4,537,693	1,101,762
Weighted-average fixed price	$52.31	$52.69	$50.19

Collar contracts:
Volume (Bbls)	25,096	—	—
Weighted-average floor price	$50.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Put options:
Volume (Bbls)	2,666,836	410,525	—
Weighted-average floor price	$51.74	$50.00	$—
Weighted-average put premium	$(3.47)	$(5.95)	$—

LLS basis swaps:
Volume (Bbls)	3,728,700	—	—
Spread-WTI	$3.04	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	11,825,800	9,877,900	—
Weighted-average fixed price	$3.03	$2.81	$—

All of our existing natural gas derivative contracts will be novated to Tanos in connection with the closing of the NLA Divestiture.

The following table summarizes our derivative contracts as of December 31, 2016 and the average prices at which the production will be hedged:

	2017	2018	2019
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	2,146,300	1,638,500	1,381,300
Weighted-average fixed price	$52.90	$53.68	$54.92

Collar contracts:
Volume (Bbls)	60,784	25,096	—
Weighted-average floor price	$50.00	$50.00	$—
Weighted-average ceiling price	$62.10	$62.10	$—

Put options:
Volume (MMBtu)	636,400	—	—
Weighted-average floor price	$55.00	$—	$—
Weighted-average put premium	$(4.76)	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	9,029,600	11,565,800	9,877,900
Weighted-average fixed price	$3.15	$3.03	$2.81

Collar contracts:
Volume (MMBtu)	5,520,000	—	—
Weighted-average floor price	$3.00	$—	$—
Weighted-average ceiling price	$3.36	$—	$—

Put options:
Volume (MMBtu)	1,068,350	—	—
Weighted-average floor price	$3.40	$—
Weighted-average put premium	$(0.35)	$—	$—

The change in volumes between the current and preceding fiscal year is primarily due to both acquisitions and drilling activity.

Interest Rate Risk

At December 31, 2017, we had $286.4 million of debt outstanding, with a weighted average interest rate of 3.82%. Additionally, borrowings under our revolving credit facility will bear interest, at our option, at either: (i) the Alternate Base Rate, which is based on the greatest of (x) the prime rate as determined by the Administrative Agent, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted LIBOR for a one month interest period plus 1.0%, in each case, plus a margin that varies from 1.00% to 2.00% per annum according to the total commitments usage (which is the ratio of outstanding borrowings and letters of credit to the least of the total commitments, the borrowing base and the aggregate elected commitments then in effect), (ii) the adjusted LIBOR plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage or (iii) the applicable LIBOR market index rate plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.50% per annum according to our total commitments usage. From the inception of the Credit Agreement, predominately all our debt outstanding was in the form of Eurodollar borrowings based on the adjusted LIBOR.

Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $2.9 million per year. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would subject to risk for financial loss. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Business—Our derivative activities could result in financial losses or could reduce our earnings.”

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates.  We estimate the fair value of 2025 Senior Notes using quoted market prices.  The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (thousands):

	At December 31, 2017
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$500,000	$511,250

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

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty is expected to owe us, which creates the credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2017, our derivative contracts were with major financial institutions, all of which were also lenders under the Credit Agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with these instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2017, we had net derivative liabilities of $74.3 million and the right to offset was unnecessary as we were in a net liability position with each of our counterparties (i.e. no credit exposure). See Note 9 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our revolving credit facility.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including our principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria set forth under the COSO Framework.

This Annual Report is not required to include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Directors,” “Corporate Governance Matters,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement relating to the Annual Meeting of Stockholders of WildHorse Resource Development Corporation (the “Proxy Statement”) to be held May 17, 2018, each of which is incorporated herein by reference.

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

See “Directors,” “Corporate Governance Matters,” “Director Compensation in 2017” and “Executive Compensation” in the Proxy Statement, each of which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Proxy Statement, which are incorporated herein by reference.

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

2.2

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Admiral A Holding L.P., TE Admiral A Holding L.P., Aurora C-I Holding L.P. and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on May 15, 2017).

2.3

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Anadarko Energy Services Company and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.3 of the Company’s Form 10-Q filed on May 15, 2017).

2.4†

Purchase and Sale Agreement, dated February 12, 2018, by and between WildHorse Resources II, LLC and Tanos Energy Holdings III, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 15, 2018).

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

4.4	Form of 6.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 1, 2017).

4.5

Preferred Stock Purchase Agreement, dated as of May 10, 2017, by and among WildHorse Resource Development Corporation and CP VI Eagle Holdings, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed on May 15, 2017).

4.6*

Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee.

4.7

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 10, 2017).

10.1

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

10.2

Stockholders’ Agreement, dated as of December 19, 2016, by and among WildHorse Resource Development Corporation and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2016).

Exhibit Number	Description

10.3

Credit Agreement, dated December 19, 2016, by and among WildHorse Resource Development Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 22, 2016).

10.4

Transition Services Agreement, dated as of December 19, 2016, by and among WildHorse Resource Development Corporation, CH4 Energy IV, LLC, PetroMax Operating Co., Inc. and Crossing Rocks Energy, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 22, 2016).

10.5	Amended and Restated Limited Liability Company Agreement of WHR Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 22, 2016).

10.6	Amended and Restated Limited Liability Company Agreement of WildHorse Investment Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on December 22, 2016).

10.7	Amended and Restated Limited Liability Company Agreement of Esquisto Investment Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on December 22, 2016).

10.8	Amended and Restated Limited Liability Company Agreement of WHE AcqCo. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on December 22, 2016).

10.9#	WildHorse Resource Development Corporation 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2016).
10.10#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-214569) filed on November 23, 2016).

10.11#	WildHorse Resource Development Corporation Executive Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2016).

10.12#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Jay C. Graham (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2018).

10.13#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Anthony Bahr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2018).

10.14#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Andrew J. Cozby (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2018).

10.15#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Steve Habachy (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2018).

10.16#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Kyle N. Roane (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2018).

10.17#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Richard D. Brannon (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 9, 2018).

10.18#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Scott A. Gieselman (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on March 9, 2018).

10.19#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and David W. Hayes (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on March 9, 2018).

10.20#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Tony R. Weber (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on March 9, 2018).

10.21#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Jonathan M. Clarkson (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on March 9, 2018).

10.22#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Grant E. Sims (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on March 9, 2018).

10.23#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Brian A. Bernasek (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on March 9, 2018).

10.24#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Martin W. Sumner (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on March 9, 2018).

Exhibit Number	Description

10.25#

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Stephanie C. Hildebrandt (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on March 9, 2018).

10.26

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

10.27

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

10.28

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

10.29

Stock Issuance Agreement, dated as of May 10, 2017, by and among WildHorse Resource Development Corporation and Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2017).

21.1*	Subsidiaries of WildHorse Resource Development Corporation.

23.1*	Consent of KPMG LLP, an independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, an independent registered public accounting firm.

23.3*	Consent of Cawley, Gillespie and Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Cawley, Gillespie and Associates, Inc.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
†

Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A list of these Exhibits and Schedules is included in the index of each such agreement. We agree to furnish a supplemental copy of any such omitted Exhibit or Schedule to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WildHorse Resource Development Corporation
(Registrant)

Date:	March 12, 2018	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with WildHorse Resource Development Corporation)	Date

/s/ Jay C. Graham	Chief Executive Officer and Chairman	March 12, 2018
Jay C. Graham	(Principal Executive Officer)

/s/ Anthony Bahr	President and Director	March 12, 2018
Anthony Bahr

/s/ Andrew J. Cozby	Executive Vice President and Chief Financial Officer	March 12, 2018
Andrew J. Cozby	(Principal Financial Officer)

/s/ Terence Lynch	Senior Vice President and Chief Accounting Officer	March 12, 2018
Terence Lynch	(Principal Accounting Officer)

/s/ Richard D. Brannon	Director	March 12, 2018
Richard D. Brannon

/s/ Brian A. Bernasek	Director	March 12, 2018
Brian A. Bernasek

/s/ Jonathan M. Clarkson	Director	March 12, 2018
Jonathan M. Clarkson

/s/ Scott A. Gieselman	Director	March 12, 2018
Scott A. Gieselman

/s/ David W. Hayes	Director	March 12, 2018
David W. Hayes

/s/ Stephanie C. Hildebrandt	Director	March 12, 2018
Stephanie C. Hildebrandt

/s/ Grant E. Sims	Director	March 12, 2018
Grant E. Sims

/s/ Martin W. Sumner	Director	March 12, 2018
Martin W. Sumner

/s/ Tony R. Weber	Director	March 12, 2018
Tony R. Weber

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
WildHorse Resource Development Corporation.

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of WildHorse Resource Development Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2017, and the related notes collectively, the consolidated and combined financial statements. In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Basis of Presentation

As discussed in Note 1 to the consolidated and combined financial statements, the statements of operations, cash flows, and changes in equity for the periods from inception of common control (February 17, 2015) through the initial public offering (December 19, 2016), have been prepared on a combined basis of accounting.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                                                    /s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

March 12, 2018

F – 2

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

/s/ Ernst &Young LLP

Dallas, Texas

March 28, 2017

F – 3

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$226	$3,115
Accounts receivable, net	84,103	26,428
Short-term derivative instruments	2,336	—
Prepaid expenses and other current assets	3,290	1,633
Total current assets	89,955	31,176
Property and equipment:
Oil and gas properties	2,999,728	1,573,848
Other property and equipment	53,003	34,344
Accumulated depreciation, depletion and amortization	(368,245)	(200,293)
Total property and equipment, net	2,684,486	1,407,899
Other noncurrent assets:
Restricted cash	—	886
Long-term derivative instruments	86	—
Debt issuance costs	3,573	2,320
Total assets	$2,778,100	$1,442,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,005	$21,014
Accrued liabilities	199,952	23,461
Short-term derivative instruments	58,074	14,087
Total current liabilities	311,031	58,562
Noncurrent liabilities:
Long-term debt	770,596	242,750
Asset retirement obligations	14,467	10,943
Deferred tax liabilities	71,470	112,552
Long-term derivative instruments	18,676	8,091
Other noncurrent liabilities	1,085	1,495
Total noncurrent liabilities	876,294	375,831
Total liabilities	1,187,325	434,393
Commitments and contingencies (Note 18)

Series A perpetual convertible preferred stock, $0.01 par value: 50,000,000 shares authorized; 435,000 shares issued and outstanding at December 31, 2017 (involuntary liquidation preference of $448,146)	445,483	—

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,137,277 shares and 91,680,441 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,012	917
Additional paid-in capital	1,118,507	1,017,368
Accumulated earnings (deficit)	25,773	(10,397)
Total stockholders’ equity	1,145,292	1,007,888
Total liabilities and equity	$2,778,100	$1,442,281

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 4

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For Year Ended December 31,
	2017	2016	2015
Revenues and other income:
Oil sales	$342,868	$75,938	$42,971
Natural gas sales	59,924	43,487	38,665
NGL sales	22,964	5,786	4,295
Other income	1,431	2,131	404
Total revenues and other income	427,187	127,342	86,335
Operating expenses:
Lease operating expenses	39,770	12,320	14,053
Gathering, processing and transportation	11,897	6,581	5,300
Taxes other than income tax	24,158	6,814	5,510
Depreciation, depletion and amortization	168,250	81,757	56,244
Impairment of proved oil and gas properties	—	—	9,312
General and administrative	40,663	23,973	15,903
Exploration expense	36,911	12,026	18,299
Other operating (income) expense	73	99	914
Total operating expense	321,722	143,570	125,535
Income (loss) from operations	105,465	(16,228)	(39,200)
Other income (expense):
Interest expense, net	(31,934)	(7,834)	(6,943)
Debt extinguishment gains (costs)	11	(1,667)	—
Gain (loss) on derivative instruments	(55,483)	(26,771)	13,854
North Louisiana settlement (Note 21)	(7,000)	—	—
Other income (expense)	(3)	(151)	(147)
Total other income (expense)	(94,409)	(36,423)	6,764
Income (loss) before income taxes	11,056	(52,651)	(32,436)
Income tax benefit (expense)	38,824	5,575	(604)
Net income (loss)	49,880	(47,076)	(33,040)
Net income (loss) attributable to previous owners	—	(2,681)	(3,085)
Net income (loss) attributable to predecessor	—	(33,998)	(29,955)
Net income (loss) available to WRD	49,880	(10,397)	—
Preferred stock dividends	13,146	—	—
Undistributed earnings allocated to participating securities	5,612	—	—
Net income (loss) available to common stockholders	$31,122	$(10,397)	$—

Earnings per common share:
Basic	$0.32	$(0.11)	n/a
Diluted	$0.32	$(0.11)	n/a
Weighted-average common shares outstanding:
Basic	96,324	91,327	n/a
Diluted	96,324	91,327	n/a

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 5

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$49,880	$(47,076)	$(33,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	167,537	81,350	55,890
Accretion of asset retirement obligations	713	407	354
Impairment of proved oil and gas properties	—	—	9,312
Impairments of unproved properties	20,834	3,051	4,532
Dry hole expense	—	—	7,248
Amortization of debt issuance cost	2,575	479	711
Accretion of senior notes discount	342	—	—
(Gain) loss on derivative instruments	55,483	26,771	(13,854)
Cash settlements on derivative instruments	1,517	4,975	11,517
Deferred income tax expense (benefit)	(39,831)	(5,575)	604
Debt extinguishment expense	(11)	1,667	—
Amortization of equity awards	6,644	68	—
Gain (loss) on sale of properties	—	43	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(56,828)	(16,300)	15,421
Decrease (increase) in prepaid expenses	(390)	(448)	165
Decrease (increase) in inventories	(648)	—	108
(Decrease) increase in accounts payable and accrued liabilities	69,555	(27,150)	(8,872)
Net cash flow provided by operating activities	277,372	22,262	50,096
Cash flows from investing activities:
Acquisitions of oil and gas properties	(551,242)	(436,072)	(165,836)
Additions to oil and gas properties	(700,546)	(125,837)	(253,922)
Additions to and acquisitions of other property and equipment	(15,959)	(5,403)	(23,653)
Sales of other property and equipment	—	102	22
Change in restricted cash	886	(335)	(250)
Net cash used in investing activities	(1,266,861)	(567,545)	(443,639)
Cash flows from financing activities:
Advances on revolving credit facilities	513,500	383,450	153,400
Payments on revolving credit facilities	(469,897)	(378,700)	(63,500)
Debt issuance cost	(15,279)	(3,607)	(875)
Termination of second lien	—	(225)	—
Proceeds from senior notes offering	494,744	—	—
Proceeds from the issuance of preferred stock	435,000	—	—
Costs incurred in conjunction with the issuance of preferred stock	(2,663)	—	—
Proceeds from issuance of common stock	34,457	412,500	—
Cost incurred in conjunction with issuance of common stock	(2,698)	(18,426)	—
Repurchase of vested restricted stock	(564)	—	—
Previous owner and predecessor contributions	—	110,280	335,456
Net cash provided by financing activities	986,600	505,272	424,481
Net change in cash and cash equivalents	(2,889)	(40,011)	30,938
Cash and cash equivalents, beginning of period	3,115	43,126	12,188
Cash and cash equivalents, end of period	$226	$3,115	$43,126

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 6

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (deficit)	Predecessor	Previous Owner	Total
December 31, 2014	$—	$—	$—	$178,991	$—	$178,991
Balance at inception of common control (February 17, 2015)	—	—	—	—	86,478	86,478
Capital contributions	—	—	—	125,850	208,376	334,226
Property contributions	—	—	—	—	40,116	40,116
Common control step up in basis (Note 10)	—	—	—	—	42,671	42,671
Notes receivable from members, net	—	—	—	(753)	—	(753)
Net income (loss)	—	—	—	(29,955)	(3,085)	(33,040)
December 31, 2015	—	—	—	274,133	374,556	648,689
Capital contributions	—	—	—	10,837	97,000	107,837
Property contributions	—	—	—	—	329	329
Net income (loss)	—	—	(10,397)	(33,998)	(2,681)	(47,076)
Proceeds from public offering	275	412,225	—	—	—	412,500
Costs incurred in connection with initial public offering	—	(19,252)	—	—	—	(19,252)
Notes receivable from members	—	—	—	(132)	—	(132)
Dissolution of notes receivable from members	—	—	—	2,575	—	2,575
Amortization of equity awards	4	64	—	—	—	68
Issuance of shares in connection with Corporate Reorganization	625	721,994	—	(253,415)	(469,204)	—
Issuance of shares in connection with acquisition of properties	13	19,613	—	—	—	19,626
Tax related effects in connection with Corporate Reorganization and initial public offering	—	(117,276)	—	—	—	(117,276)
December 31, 2016	917	1,017,368	(10,397)	—	—	1,007,888
Net income (loss)	—	—	49,880	—	—	49,880
Issuance of common stock	23	34,434	—	—	—	34,457
Costs incurred in connection with the issuance of common stock	—	(1,872)	—	—	—	(1,872)
Issuance of common stock in connection with the Acquisition	55	60,699	—	—	—	60,754
Deferred tax adjustment related to initial public offering	—	1,251	—	—	—	1,251
Accrual of preferred stock paid-in-kind dividend	—	—	(13,146)	—	—	(13,146)
Repurchase of vested restricted common stock	—	—	(564)	—	—	(564)
Amortization of equity awards	17	6,627	—	—	—	6,644
December 31, 2017	$1,012	$1,118,507	$25,773	$—	$—	$1,145,292

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 7

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

Contemporaneously with our initial public offering, (i) the owners of WHR II exchanged all of their interests in WHR II for equivalent interests in WildHorse Investment Holdings and the owners of Esquisto exchanged all of their interests in Esquisto for equivalent interests in Esquisto Investment Holdings, (ii) WildHorse Investment Holdings contributed all of the interests in WHR II to WildHorse Holdings, Esquisto Investment Holdings contributed all of the interests in Esquisto to Esquisto Holdings and the owner of Acquisition Co. contributed all of its interests in Acquisition Co. to Acquisition Co. Holdings and (iii) WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings contributed all of the interests in WHR II, Esquisto and Acquisition Co., respectively, to us in exchange for shares of our common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.  In May 2017, in connection with the Acquisition (see Note 3), WRD formed WHR Eagle Ford LLC (“WHR EF”) as a wholly owned subsidiary. In November 2017, WRD formed Burleson Sand LLC (“Burleson Sand”) in anticipation of an acquisition of land to develop a sand mine (see Note 21).  WHR II has two wholly owned subsidiaries – WildHorse Resources Management Company, LLC (“WHRM”) and Oakfield Energy LLC (“Oakfield”).  Esquisto has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

Basis of Presentation

Our predecessor’s financial statements were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the financial statements included herein (i) (a) as of, and for the year ended, December 31, 2016, and (b) as of December 31, 2015, and for the period from February 17, 2015 (the inception of common control) to December 31, 2015, have been derived from the combined financial position and results attributable to our predecessor and Esquisto for periods prior to our initial public offering and (ii) for the period from January 1, 2015 to February 16, 2015. Furthermore, the results of Acquisition Co. are reflected in the financial statements presented herein beginning on December 19, 2016. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest.

F – 8

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.  Asset retirement obligations were previously separately presented on the consolidated balance sheets and is now being combined with Accrued liabilities on the consolidated balance sheets.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Subsequent Event.  On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos Energy Holdings III, LLC (“Tanos”) for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”) for a total sales price of approximately $217.0 million (the “NLA Divestiture”), subject to customary purchase price adjustments.  The NLA Assets consist of all of our assets in our North Louisiana Acreage.  In addition, WRD could receive contingent payments of up to $35.0 million based on the number of wells spud on such properties over the next four years.  The effective date of the proposed sale is January 1, 2018, and we expect to close the transaction by the end of March 2018.

        The sales price is subject to adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title, casualty and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Pursuant to the terms of the Purchase and Sale Agreement, Tanos paid WHR II a deposit of $21.7 million at signing, which amount will be applied to the sales price if the transaction closes.

        The completion of the NLA Divestiture is subject to customary closing conditions. The parties may terminate the Purchase and Sale Agreement by mutual written consent or if certain closing conditions have not been satisfied, if total adjustments to the sales price exceed 20% of the sales price, or approximately $43 million, or the transaction has not closed on or before April 30, 2018. If one or more of the closing conditions are not satisfied, or if the transaction is otherwise terminated, the divestiture may not be completed. There can be no assurance that we will sell the NLA Assets on the terms or timing described or at all. If the NLA Divestiture closes, we intend to use the net proceeds to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

Due to asset held-for-sale guidance, we anticipate recording an impairment loss on the NLA Assets during the first quarter of 2018.  The net book value of the NLA assets was $415.0 million at December 31, 2017.

Note 2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) deferred taxes; (7) environmental remediation costs; (8) valuation of derivative instruments; (9) contingent liabilities; and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

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

F – 9

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Oil and Gas Properties

We use the successful efforts method of accounting for crude oil and natural gas producing activities. Costs to acquire mineral interests in natural gas and crude oil properties are capitalized. Costs to drill and develop development wells and costs to drill and develop exploratory wells that find proved reserves are also capitalized.  Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

The following table reflects the net changes in capitalized exploratory well costs for the periods indicated:

	For Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$7,064	$15,198	$11,134
Balance at inception of common control	—	—	6,385
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	60,847	96,726
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(7,064)	(68,981)	(93,052)
Capitalized exploratory well costs charged to expense	—	—	(5,995)
Balance, end of period	$—	$7,064	$15,198

We acquire leases on acreage not associated with proved reserves or held by production with the expectation of ultimately assigning proved reserves and holding the leases with production. The costs of acquiring these leases, including primarily brokerage costs and amounts paid to lessors, are capitalized and excluded from current amortization pending evaluation. When proved reserves are assigned, the leasehold costs associated with those leases are depleted as producing oil and gas properties. Costs associated with leases not held by production are impaired when events and circumstances indicate that carrying value of the properties is not recoverable. We recorded impairment of $20.8 million, $3.1 million and $1.2 million as exploration expense for unproved oil and gas properties for the years ended December 31, 2017, 2016 and 2015, respectively. Our previous owner recorded impairment of $3.3 million as exploration expense for unproved oil and gas properties for the year ended December 31, 2015.

Capitalized costs of producing crude oil and natural gas properties and support equipment, net of estimated salvage values, are depleted by field using the units-of-production method. Well and well equipment and tangible property additions are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves.

Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. We did not record any impairment expense to proved oil and gas properties for the year ended December 31, 2017 and 2016.  We recorded impairment expense of $9.3 million to proved oil and gas properties for the year ended December 31, 2015. The impairment resulted from lower projected oil and gas prices and a drop in projected remaining reserves in non-core fields.

Oil and Gas Reserves

The estimates of proved crude oil, natural gas, and natural gas liquids reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Our proved reserves are prepared by us and audited by Cawley, Gillespie & Associates, Inc. (“Cawley”), our independent reserve engineer.  Proved reserves for 2016 were, with respect to WHR II, prepared by WHR II and audited by Cawley. With respect to Esquisto, the proved reserves were prepared by Cawley, its independent reserve engineer, for 2015.  Esquisto’s proved reserves for 2016 were internally prepared and audited by Cawley.

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, the estimates of future cash inflows, future gross revenues, the amount of natural gas, crude oil and natural gas liquids reserves, the remaining estimated lives of the natural gas and crude oil properties, or any combination of the above may be increased or reduced. See Note 20—“Supplemental Oil and Gas Information (Unaudited)” for further information.

F – 10

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Property and Equipment

Other property and equipment includes our natural gas gathering system, Burleson water assets, leasehold improvements, office furniture, automobiles, computer equipment, software, pipelines, office buildings and land. Other property and equipment is depreciated using a straight-line method over the expected useful lives of the respective assets. Leasehold improvements are amortized over the remaining term of the lease and land is not depreciated or amortized.

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. For the year ended December 31, 2017, 2016 and 2015, we recorded $ 3.1 million, $0.1 million and $0.8 million in capitalized interest, respectively.

Properties Acquired in Asset Acquisitions and Business Combinations

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

Revenue Recognition and Oil and Gas Imbalances

Revenues from the sale of oil, natural gas and NGLs are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. We recognize revenues from the sale of oil, natural gas and NGLs using the sales method of accounting, whereby revenue is recorded based on our share of volume sold, regardless of whether we have taken our proportional share of volume produced. These differences result in gas imbalances. We record a liability to the extent there are not sufficient reserves to cover an over delivered gas imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production. We receive payment approximately one month after delivery for operated crude oil wells, approximately two months after delivery for operated natural gas wells and up to three months after delivery for non-operated wells. Regarding hedge revenue, hedge settlements occur in the same month for natural gas and in the month following for crude oil.  Hedge revenue is recorded as a component of “Other income (expense)” on our Statement of Consolidated and Combined Operations.  At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

F – 11

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Incentive Units

For details regarding incentive units issued by our predecessor, please see “Note 14. Incentive Units.”

Accounts Receivable

We grant credit to creditworthy independent and major natural gas and crude oil marketing companies for the sale of crude oil, natural gas and natural gas liquids. In addition, we grant credit to our oil and gas working interest partners. Receivables from our working interest partners are generally secured by the underlying ownership interests in the properties.

Accounts receivable balances primarily relate to joint interest billings and oil and gas sales, net of our interest. The accounts receivable balance generally includes one month of accrued revenues for operated oil properties, two months of accrued revenues for operated natural gas properties and three months of accrued revenues for non-operated properties net of any collections related to those periods. The accounts receivable balance also includes other miscellaneous balances.

Accounts receivable are recorded at the amount we expect to collect. We use the specific identification method of providing allowances for doubtful accounts. We recorded a provision for uncollectible accounts of $0.1 million at both December 31, 2017 and 2016.

Derivative Instruments

We periodically enter into derivative contracts to manage our exposure to commodity price risk. These derivative contracts, which are placed with major financial institutions that we believe have minimal credit risks, take the form of variable to fixed price commodity swaps, basis swaps, collars and deferred purchased puts. The natural gas reference price, upon which the commodity derivative contracts are based, reflects market indices that have a high degree of historical correlation with actual prices received for natural gas sales.

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

See Note 5—“Risk Management and Derivative and Other Financial Instruments” for additional information regarding our derivative instruments.

Corporate Lease Expenses

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

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis in assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are based on

F – 12

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in Other income (expense) in our Consolidated and Combined Statement of Operations.

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

Supplemental Cash Flow Information

Supplement cash flow for the periods presented:

	For Year Ended December 31,
	2017	2016	2015
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$12,246	$7,152	$7,253
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	134,589	(4,492)	349
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	(847)	(5,175)	—

Due to Hurricane Harvey, the Internal Revenue Service (“IRS”) granted relief to affected taxpayers by allowing taxpayers to defer the deadline for tax return filings and payment of estimated taxes to January 31, 2018.  The Company paid $2.3 million related to its 2017 estimated alternative minimum tax to the IRS on January 31, 2018.

New Accounting Standards

Definition of a Business. In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption was permitted and the guidance is to be applied on a prospective basis to purchases or disposals of a business or an asset. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force.  In November 2016, the FASB issued an accounting standards update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.  The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  In August 2016, the FASB issued an accounting standards update to address eight specific cash flow issues with the objective of reducing the current and potential future diversity in practice. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

F – 13

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the new guidance eliminates the requirement that excess tax benefits be realized before entities can recognize them and requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, the new guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an entity to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. In addition, entities will now have to elect whether to account for forfeitures on share-based payments by: (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted. Prospective application is required for the accounting for excess tax benefits and tax deficiencies. This new standard will be effective for annual periods beginning after December 15, 2016. Early adoption was permitted.  The Company adopted this guidance as of January 1, 2017 and it did not have a material impact on our consolidated financial statements.  We elected to account for forfeitures on share-based payments by recognizing forfeitures of awards as they occur.

Leases. In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using the required modified retrospective approach, including applicable practical expedients related to leases commenced before the effective date.  As the Company is the lessee under various agreements for office space, compressors and equipment currently accounted for as operating leases, the new rules will increase reported assets and liabilities.  The full quantitative impacts of the new standard are dependent on the leases in force at the time of adoption and, as a result, the evaluation of the effect of the new standard will extend over future periods.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step model to analyze contracts to determine when and how revenue is recognized. Central to the five-step model is the concept of control and the timing of the transfer of that control determines the timing of when revenue can be recognized.  Control as defined in the standard is the “ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.”

The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and permits the use of either the full retrospective or cumulative effect transition method. The Company adopted this new standard on January 1, 2018, using the cumulative effect transition method. The cumulative effect transition method requires entities to apply the new standard by recording a cumulative effect adjustment to the opening balance of accumulated earnings based on the impact of applying the standard to contracts that were not completed as of January 1, 2018.

The adoption of the new revenue recognition standard does not materially impact the financial position or the results of the operations of the Company; however, two primary differences for our natural gas processing and purchasing contracts are discussed below.  Our oil sales contracts are not impacted by the new standard.

•

First, certain of our contracts require us to make up-front payments to our customers to reimburse them for the cost of installing metering and custody transfer equipment or constructing pipelines from our wells to their facilities.  Instead of capitalizing these payments to our Oil and Gas Properties and depleting them, they will be amortized over the period of the benefit and be presented as a reduction to revenue.  The difference in accounting will be recognized as an immaterial cumulative effect adjustment to opening accumulated earnings.

F – 14

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Second, the fees we are assessed on certain of our gas processing and purchasing contracts must be reclassified from gathering, processing and transportation expense to revenue.  The standard requires these amounts to be a revenue deduction because control of our natural gas under these contracts transfers to our customers prior to the provision of any services by our customers.  This difference in presentation of fees will have no impact on our financial position or the results of the operations of the Company.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our consolidated financial statements and footnote disclosures.

Note 3. Acquisitions and Divestitures

We account for third-party acquisitions under the acquisition method. The assets acquired and the liabilities assumed have been measured at fair value based on various estimates. These estimates are based on key assumptions related to the business combination, including reviews of publicly disclosed information for other acquisitions in the industry, historical experience of the companies, data that was available through the public domain and due diligence reviews of the acquired businesses.  Acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

Acquisition-related costs

Acquisition-related costs for both related party and third-party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended December 31,
2017	2016	2015
$4,348	$553	$593

2017 Acquisitions

The Acquisition. On May 10, 2017, we, through our wholly owned subsidiary, WHR EF, entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and APC and KKR (together with APC, the “First Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and, together with the First Sellers, the “Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

On June 30, 2017, we completed the Acquisition. The aggregate purchase price for the Acquisition, as described in the Acquisition Agreements, consisted of an aggregate of approximately $533.6 million of cash to the APC Subs and approximately 5.5 million shares of our common stock valued at approximately $60.8 million to KKR (collectively, the “Adjusted Purchase Price”). The common stock portion of the Adjusted Purchase Price payable to KKR was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017, by and among us and KKR.  For the year ended December 31, 2017, revenues of $42.6 million were recorded in the statement of operations, which generated $11.1 million of income subsequent to the closing date.

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

F – 15

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2017 and 2016 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical combined statements of operations of the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For Year Ended December 31,
	2017	2016
Revenues	$475,396	$226,502
Net income (loss)	71,287	(11,290)
Earnings per share (basic and diluted)	$0.51	$(0.10)

Burleson 2017 Acquisitions. During the year ended December 31, 2017, we closed on multiple transactions to acquire oil and natural gas producing and non-producing properties from third parties in Burleson County, Texas for approximately $19.7 million, of which $11.6 million was allocated to unproved oil and natural gas properties.

2016 Acquisitions

Burleson North Acquisition.  On December 19, 2016, in connection with our initial public offering, we completed an acquisition of approximately 158,000 net acres of oil and natural gas properties adjacent to our existing Eagle Ford acreage (the “Burleson North Acquisition”). Funds wired on December 19, 2016 were $389.8 million.  During the three months ended March 31, 2017, we received a post-closing receipt of $3.9 million.  We allocated $162.9 million of the purchase price to unproved oil and natural gas properties.   For the year ended December 31, 2016, revenues of $2.0 million were recorded in the statement of operations and generated a loss of approximately $0.4 million subsequent to the closing date.

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition date after customary post-closing adjustments (in thousands):

Purchase Price
Oil and gas properties	$395,591
Other property and equipment	478
Accounts receivable	1,257
Accounts payable	(1,816)
Asset retirement obligations	(3,101)
Accrued liabilities	(6,503)
Total identifiable net assets	$385,906

Rosewood Acquisition. On December 19, 2016, we acquired from certain third parties approximately 7,500 net acres, consisting primarily of additional working interests in our Eagle Ford Acreage in Lee County (the “Rosewood Acquisition”). The closing of the acquisition occurred contemporaneously with the closing of our initial public offering, and we issued 1,308,427 shares to such third parties as consideration.  We allocated $18.3 million of the purchase price to unproved oil and natural gas properties with the remainder allocated to proved oil and natural gas properties.

November Acquisition. On November 8, 2016, Esquisto acquired from certain third parties approximately 4,900 net acres and nine producing wells in Burleson County for approximately $30.0 million (the “November Acquisition”), of which $29.4 million of the purchase price was allocated to unproved oil and natural gas properties with the remainder allocated to proved oil and natural gas properties .

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

F – 16

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2017 and 2016, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2017 and December 31, 2016 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value

F – 17

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$2,422	$—	$2,422
Liabilities:
Commodity derivatives	$—	$76,750	$—	$76,750

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7	$—	$7
Liabilities:
Commodity derivatives	$—	$22,185	$—	$22,185

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  During the year ended December 31, 2015, we recognized $9.3 million of impairments on proved properties. The impairments primarily related to certain properties located in East Texas and our non-core fields. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices.  We did not record impairments on proved properties for the year ended December 31, 2017 and 2016.

F – 18

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Commodity Derivatives

We have fixed price commodity swaps, basis swaps, collars and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty.  Collars consist of a sold call and a purchased put that establish a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the year ended December 31, 2017 is net of deferred premiums of $6.3 million.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, certain of which are also lenders under the Credit Agreement, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At December 31, 2017 we had net derivative liabilities of $74.3 million and did not have a right of offset as we were in a net liability position with all of our counterparties.

The following derivative contracts were in place at December 31, 2017:

	2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	6,834,488	4,537,693	1,101,762
Weighted-average fixed price	$52.31	$52.69	$50.19

Collar contracts:
Volume (Bbls)	25,096	—	—
Weighted-average floor price	$50.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Put options:
Volume (Bbls)	2,666,836	410,525	—
Weighted-average floor price	$51.74	$50.00	$—
Weighted-average put premium	$(3.47)	$(5.95)	$—

LLS basis swaps:
Volume (Bbls)	3,728,700	—	—
Spread-WTI	$3.04	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	11,825,800	9,877,900	—
Weighted-average fixed price	$3.03	$2.81	$—

All of our existing natural gas derivative contracts will be novated to Tanos in connection with the closing of the NLA Divestiture.

F – 19

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2017 and 2016. There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Location	2017	2016	2017	2016
Commodity contracts	Short-term derivative instruments	$2,336	$4	$58,074	$14,091
Netting arrangements	Short-term derivative instruments	—	(4)	—	(4)
Net recorded fair value		$2,336	$—	$58,074	$14,087

Commodity contacts	Long-term derivative instruments	$86	$3	$18,676	$8,094
Netting arrangements	Long-term derivative instruments	—	(3)	—	(3)
Net recorded fair value		$86	$—	$18,676	$8,091

Gains & (Losses) on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Statements of Combined and Consolidated Financial Statements. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2017, 2016 and 2015:

	Statements of	For the Year Ended December 31,
	Operations Location	2017	2016	2015
Commodity derivative contracts	Gain (loss) on commodity derivatives	$(55,483)	$(26,771)	$13,854

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	At December 31,
	2017	2016
Oil, gas and NGL sales	$67,584	$13,390
Joint interest billings	9,467	7,898
Severance tax	171	392
North Louisiana Settlement receivable (Note 21)	5,955	—
Other current receivables (1)	1,026	4,848
Allowance for doubtful accounts	(100)	(100)
Total	$84,103	$26,428

(1)	At December 31, 2016, primarily relates to a receivable related to our North Burleson Acquisition.

The following table presents our allowance for doubtful accounts activity for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$100	$50	$—
Charged to costs and expenses	—	50	50
Balance at end of period	$100	$100	$50

F – 20

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	At December 31,
	2017	2016
Capital expenditures	$162,260	$17,934
Deferred rent	410	386
Lease operating expense	5,796	2,608
General and administrative	1,642	1,471
Severance and ad valorem taxes	3,463	194
Interest expense	17,177	346
Derivative payable	5,281	428
Income taxes	991	—
Other accrued liabilities	2,932	94
Total	$199,952	$23,461

Note 8. Asset Retirement Obligations

The following table presents the changes in the asset retirement obligations for the year ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Asset retirement obligations at beginning of period	$11,033	$7,020	$5,935
Balance at inception of common control (February 17, 2015)	—	—	37
Accretion expense	713	407	354
Liabilities incurred	3,137	3,723	686
Liabilities settled	—	(5)	(8)
Revisions	(326)	(112)	16
Asset retirement obligations at end of period	14,557	11,033	7,020
Less: current portion	90	90	90
Asset retirement obligations – long-term	$14,467	$10,943	$6,930

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated:

	For the Year Ended December 31,
Debt Obligation	2017	2016
WRD revolving credit facility	$286,353	$242,750
2025 Senior Notes (as defined below) (1)	500,000	—
Unamortized discounts - 2025 Senior Notes	(4,914)	—
Unamortized debt issuance costs - 2025 Senior Notes	(10,843)	—
Total long-term debt	$770,596	$242,750

(1)

The estimated fair value of this fixed-rate debt was $511.3 million at December 31 2017.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

December 31,
Credit Facility	2017
WRD revolving credit facility	$875,000

F – 21

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On June 30, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

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

On October 4, 2017, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Third Amendment to the Credit Agreement (the “Third Amendment”).  The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) add additional lenders.

Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually (in the case of scheduled redeterminations), from time to time at our election in connection with material acquisitions, or no more frequently than twice in any fiscal year at the request of the required lenders or us (in the case of interim redeterminations), in each case based on engineering reports with respect to our estimated oil, NGL and natural gas reserves, and our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base pursuant to a redetermination, while only required lender approval is required to maintain or decrease the borrowing base pursuant to a redetermination. The borrowing base will also automatically decrease upon the issuance of certain debt, including notes, the sale or other disposition of certain assets and the early termination of certain swap agreements. In the future, we may be unable to access sufficient capital under the Credit Agreement as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

A decline in commodity prices could result in a redetermination that lowers our borrowing base and, in such case, we could be required to repay any indebtedness in excess of the borrowing base, or we could be required to pledge other oil and natural gas properties as additional collateral. If a redetermination of our borrowing base results in our borrowing base being less than our aggregate elected commitments, our aggregate elected commitments will be automatically reduced to the amount of such reduced borrowing base. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Credit Agreement.

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

Additionally, borrowings under our revolving credit facility will bear interest, at our option, at either: (i) the Alternate Base Rate, which is based on the greatest of (x) the prime rate as determined by the Administrative Agent, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted LIBOR for a one month interest period plus 1.0%, in each case, plus a margin that varies from 1.00% to 2.00% per annum according to the total commitments usage (which is the ratio of outstanding borrowings and letters of credit to the least of the total commitments, the borrowing base and the aggregate elected commitments then in effect), (ii) the adjusted LIBOR plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage or (iii) the applicable LIBOR market index rate plus a margin that varies from 2.00% to 3.00% per annum according to the total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.50% per annum according to our total commitments usage.

The Credit Agreement requires us to maintain (x) a ratio of total debt to EBITDAX (as defined under our revolving credit facility) of not more than 4.00 to 1.00 and (y) a ratio of current assets (including availability under the facility) to current liabilities of not less than 1.00 to 1.00.

F – 22

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Additionally, the Credit Agreement contains various covenants and restrictive provisions that, among other things, limit our ability to incur additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of our production; and prepay certain indebtedness.

Events of default under the Credit Agreement will include, but are not limited to, failure to make payments when due, breach of any covenant continuing beyond any applicable cure period, default under any other material debt, change of control, bankruptcy or other insolvency event and certain material adverse effects on our business.

If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the Credit Agreement, together with accrued interest, fees and other obligations under the Credit Agreement, could be declared immediately due and payable.

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

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  In addition, on September 19, 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. The notes issued in September 2017 are treated as a single class of debt securities with the 2025 Senior Notes issued in February 2017.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The net proceeds from each of the offerings of the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the offerings of the 2025 Senior Notes, we agreed to file a registration statement with the SEC so that holders of the 2025 Senior Notes could exchange the unregistered 2025 Senior Notes for registered notes with substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the 2025 Senior Notes for registered guarantees with substantially identical terms.  On November 20, 2017, substantially all of the outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

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

F – 23

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Year Ended December 31,
Credit Facility	2017	2016	2015
WRD revolving credit facility	3.60%	3.52%	n/a
WHR II revolving credit facility terminated December 2016	n/a	3.03%	2.60%
Esquisto - revolving credit facility terminated December 2016	n/a	2.84%	3.13%
Esquisto - revolving credit facility terminated January 2016	n/a	2.97%	2.97%
Esquisto - Second lien terminated in January 2016	n/a	9.50%	9.25%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated (dollars in thousands):

	At December 31,
	2017	2016
WRD revolving credit facility
Current	$1,203	$584
Long-term	3,573	2,320

6.875% senior unsecured notes, due February 2025	10,843	n/a
	$15,619	$2,904

Note 10. Preferred Stock

Preferred Stock Issuance

We partially funded the Acquisition through the issuance of 435,000 shares of Preferred Stock in exchange for $435.0 million on June 30, 2017, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and among us and CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), an affiliate of The Carlyle Group, L.P.

Series A Perpetual Convertible Preferred Stock
(in thousands)
Balance at December 31, 2016	$—
Issuance of preferred stock in connection with the Acquisition	435,000
Costs incurred related to the issuance of preferred stock	(2,663)
Accrual of preferred stock paid-in-kind dividend	13,146
Balance at December 31, 2017	$445,483

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock had an initial Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock (the “Certificate”)) of $1,000 per share and is entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value, among other things, increases the number of shares of common stock issuable upon conversion of each share of Preferred Stock. With respect to each of the quarterly periods since issuance, our board of directors has elected to pay the dividend on the preferred stock by increasing the Accreted Value rather than paying cash. As such, as of January 31, 2018, the Accreted Value was $1,024 per share. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

The Preferred Stock is convertible at the option of the holders at any time after June 30, 2018 into the amount of shares of common stock per share of Preferred Stock (such rate, the “Conversion Rate”) equal to the quotient of (i) the Accreted Value in effect on the

F – 24

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Following June 30, 2021, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion. Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180-day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert.

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

Subsequent event. On January 31, 2018, an aggregate quarterly dividend of $6.656 million was paid by an automatic increase to the Accreted Value of each such share of Preferred Stock as of the date of issuance. The declared dividend is for the period beginning on November 1, 2017 to January 31, 2018 and was paid to holders of record on January 15, 2018.  In connection with this paid-in-kind dividend, we recognized a $1.9 million beneficial conversion feature that will be amortized over the earliest Preferred Stock conversion period as additional dividends.

F – 25

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued since January 1, 2016:

Balance, January 1, 2016 (1)	—
Shares of common stock issued in connection with Corporate Reorganization	62,518,680
Shares of common stock issued in initial public offering	27,500,000
Shares of common stock issued in connection with Rosewood Acquisition	1,308,427
Restricted common shares issued	353,334
Balance, December 31, 2016	91,680,441
Common stock issued	7,815,225
Restricted common shares issued	1,676,284
Restricted common shares forfeited	(717)
Repurchase of vested restricted shares (2)	(33,956)
Balance, December 31, 2017	101,137,277

(1)	We were incorporated in August 2016 under the laws of the State of Delaware.
(2)

Restricted common shares are generally net-settled by 2016 LTIP participants to cover the required withholding tax upon vesting of restricted stock awards.  Participants surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $0.6 million. These net-settlements had the effect of shares repurchased by the Company as they reduced the number of shares that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

In January 17, 2017, we issued and sold 2,297,100 shares of our common stock at an offering price of $15.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option associated with our initial public offering the (“Option Exercise”). We received net proceeds of $32.6 million from the Option Exercise, all of which was used to repay outstanding borrowings under our revolving credit facility.

On June 30, 2017, pursuant to the Acquisition Agreements, we issued 5,518,125 shares of our common stock valued at approximately $60.8 million as partial consideration to KKR.  See Note 3 for additional information regarding the Acquisition.

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the year ended December 31, 2017. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, the Credit Agreement places restrictions on our ability to pay cash dividends.

Predecessor Equity

The predecessor received capital contributions of $10.8 million and $125.9 million from its members during the year ended December 31, 2016 and 2015, respectively. Promissory note advances were available to management to fund future capital commitments and carried an interest rate of 2.5%.

F – 26

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below summarizes advances and payments of the promissory note advances for the years ended December 31, 2016 and 2015:

	Principal	Interest	Total
Balance, December 31, 2014	$1,651	$39	$1,690
Advances	1,096	—	1,096
Payments	(380)	(13)	(393)
Accrued Interest	—	50	50
Balance, December 31, 2015	2,367	76	2,443
Advances	101	—	101
Payments	(20)	—	(20)
Accrued Interest	—	51	51
Dissolution	(2,448)	(127)	(2,575)
Balance, December 31, 2016	$—	$—	$—

On November, 9, 2016, the management members conveyed to the predecessor certain ownership interests in the predecessor in exchange for the discharge in full and the termination of all the promissory note advances then outstanding.  The promissory note advances and the related accrued interest receivable are presented in the balance sheet as a deduction from predecessor equity.

Previous Owner Equity

The previous owner received capital contributions of $97.0 million and $208.4 million from its members during the year ended December 31, 2016 and for the period of February 17, 2015 to December 31, 2015, respectively.  During the period from February 17, 2015 to December 31, 2015, Esquisto received property contributions of $40.1 million from its members that primarily consisted of developed and undeveloped properties in the East Texas Eagle Ford, Austin Chalk and Pecan Gap formations in Lee County, Washington County and Brazos County, Texas.  On February 17, 2015, NGP acquired a controlling interest in Esquisto from an Esquisto member not affiliated with NGP.  NGP’s basis exceeded the net book value by $16.1 million associated with this transaction. In May 2015, NGP acquired additional interests in Esquisto from another Esquisto member not affiliated with NGP.  NGP’s basis exceeded the net book value by $26.6 million associated with this transaction.   As a result of the Corporate Reorganization (as discussed in Note 1) and common control accounting, Esquisto’s net assets were recorded at NGP’s historical cost basis.

Note 12. Earnings per share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the year ended December 31, 2017 and 2016 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Year Ended December 31,
	2017	2016
Numerator:
Net income (loss) available to WRD	$49,880	$(10,397)
Less: Preferred stock dividends	13,146	—
Less: Undistributed earnings allocated to participating securities	5,612	—
Net income (loss) available to common stockholders	$31,122	$(10,397)

Denominator:
Weighted-average common shares outstanding (in thousands) (1)	96,324	91,327
Basic EPS	$0.32	$(0.11)
Diluted EPS (1)	$0.32	$(0.11)

(1)

The Company used the two-class method for both basic and diluted EPS.  For the twelve months ended December 31, 2017, 628 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For the twelve months ended December 31, 2017, 16,008 shares were excluded from the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

F – 27

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Long Term Incentive Plans

In connection with the initial public offering, our Board adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP, authorizes the issuance of 9,512,500 shares of our common stock.

The following table summarizes information regarding restricted common share awards granted under the 2016 LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common shares outstanding at January 1, 2016	—	$—
Granted (2)	353,334	$14.50
Restricted common shares outstanding at December 31, 2016	353,334	$14.50
Granted (2)	1,676,284	$13.88
Forfeited	(717)	$13.94
Vested	(131,111)	$14.50
Restricted common shares outstanding at December 31, 2017	1,897,790	$13.95

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)

The aggregate grant date fair value of restricted common share awards granted in 2016 was $5.1 million based on grant date market price of $14.50 per share. The aggregate grant date fair value of restricted common share awards granted in 2017 was $23.3 million based on grant date market price ranging from $10.91 to $14.22 per share.

For the year ended December 31, 2017 and 2016, we recorded $6.6 million and $0.1 million of recognized compensation expense associated, respectively, with these awards.  Unrecognized compensation cost associated with the restricted common share awards was an aggregate of $21.7 million at December 31, 2017.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.34 years.

Note 14. Incentive Units

The governing documents of WHR II provided for the issuance of incentive units. WHR II granted incentive units to certain of its members who were key employees at the time of grant. Holders of incentive units would have been entitled to distributions ranging from 20% to 40% when declared, but only after cumulative distribution thresholds (payouts) had been achieved. Payouts were generally triggered after the recovery of specified members’ capital contributions plus a rate of return. The incentive units were being accounted for as liability-classified awards as achievement of the payout conditions required settlement of such awards by transferring cash to the incentive unit holder. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. The payment likelihood related to the WHR II incentive units was not deemed probable for the years ended December 31, 2016 and 2015, respectively.  As such, no compensation expense was recognized by our predecessor.

In connection with the Corporate Reorganization, the WHR II incentive units were transferred to WildHorse Investment Holdings in exchange for substantially similar incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings granted certain officers and employees awards of incentive units in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at December 31, 2017.  As such, no compensation expense was recognized by us.

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

F – 28

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 15. Related Party Transactions

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

Board of Directors and Executive Officer Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the Board of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the fiscal year ended December 31, 2017, we received $2.2 million from Genesis. In addition, Mr. Richard D. Brannon’s son who had been an employee of a CH4 Energy entity (an NGP affiliated company), joined the Company as a non-officer employee in connection with our initial public offering in December 2016. Mr. Brannon’s son received total compensation from us of $0.2 million and less than $0.1 million for the years ended December 31, 2017 and 2016, respectively.

Our chief executive officer’s sister-in-law is a non-officer employee of the Company and received total compensation from us of approximately $0.1 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

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

NGP ECM.  During the year ended December 31, 2017, we had net disbursements of $0.2 million related to expense reimbursements associated with the corporate reorganization and their services as directors of WRD.

  CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon, one of our directors, is President of these entities.  During the year ended December 31, 2017 we had disbursements of $0.5 million to certain CH4 Energy entities, of which $0.2 million is related to office rental and parking payments and $0.3 million was a reimbursement of landman services and expenses incurred in 2016 that CH4 Energy entities had paid on our behalf.  Additionally, the Company acquired incremental leasehold interests from CH4 Energy entities for $0.1 million during the year ended December 31, 2017 in connection with the Corporate Reorganization.

Cretic Energy Services, LLC.   During the year ended December 31, 2017, 2016 and 2015, we made payments of $0.2 million, $0.4 million and $1.0 million, respectively, to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities.

Garland Exploration, LLC.   The Company acquired incremental leasehold interests for $0.1 million during the year ended December 31, 2017 in connection with the Corporate Reorganization.

Multi-Shot, LLC.    During the year ended December 31, 2015, we made payments of $0.1 million to Multi-Shot, LLC, a NGP affiliated company, for services related to our drilling and completion activities.

PennTex Midstream Partners, LP. During the year ended December 31, 2016, we made net payments of $0.2 million to PennTex Midstream Partners, LP (“PennTex”), a NGP affiliated company, for the gathering, processing and transportation of natural gas and NGLs. During the year ended December 31, 2015, we received net payments of $0.1 million.  Our related party relationship ceased in the fall of 2016 when a third-party acquired controlling interests in PennTex.

Promissory Notes. WHR II issued promissory notes in favor of certain members of WHR II’s management to fund future capital commitments.  These promissory notes have been repaid and terminated in 2016. See Note 11 for additional information.

WildHorse Resources, LLC.  On June 18, 2014, WHR II, through WHRM, began providing accounting and operating transition services to WildHorse Resources, LLC (“WHR”), including administrative and land services, pursuant to the management services agreement. As a result of the management services agreement, WHR II made $57.6 million in net payments to WHR in 2015. On February 25, 2015, the management services agreement was terminated effective March 1, 2015.

F – 29

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During the year ended December 31, 2016, we paid net payments of $0.1 million to WHR’s parent company for non-operated working interests in oil and gas properties we operate.  WHR ceased being a related party in September 2016 when its parent company was acquired by a third party.

NGP X US Holdings LP.   Our predecessor paid NGP X US Holdings LP. (“NGP X”) $0.1 million during each year ended December 31, 2016 and 2015 for director fees.  In addition, we reimbursed NGP X $0.8 million for certain of our initial public offering related expenses during the year ended December 31, 2016.

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

Related Party Agreements

Registration Rights Agreement. We are parties to an amended and restated registration rights agreement with WildHorse Investment Holdings, Esquisto Investment Holdings, WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings, NGP XI US Holdings, L.P. (“NGP XI”), Jay Graham and Anthony Bahr (collectively, the “Sponsor Group”), CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), and EIGF Aggregator LLC, TE Admiral A Holding L.P. and Aurora C-1 Holding L.P. (collectively, “KKR”). Pursuant to the amended and restated registration rights agreement, we have agreed to register the sale of shares of our common stock under certain circumstances.

Demand rights. Subject to the limitations set forth below, at any time after (i) for the Sponsor Group, the 180 day lock-up period, related to our initial public offering, or (ii) for the Carlyle Investor, June 30, 2018, and subject to the limitations set forth below, each member of the Sponsor Group and the Carlyle Investor (or its permitted transferees) have the right to require us by written notice to prepare and file a registration statement registering the offer and sale of a certain number of its shares of our common stock. Generally, we are required to provide notice of the request to certain other holders of our common stock who may, in certain circumstances, participate in the registration. Subject to certain exceptions, we will not be obligated to effect a demand registration within 90 days after the closing of any underwritten offering of shares of our common stock. Further, we are not obligated to effect more than a total of four demand registrations for each of WildHorse Holdings, Esquisto Holdings and WHE Holdings, and more than a total of six demand registrations for the Carlyle Investor.

Subject to certain exceptions, we are also not be obligated to effect any demand registration in which the anticipated aggregate offering price for our common stock included in such offering is less than $75 million. Once we are eligible to effect a registration on Form S-3, any such demand registration may be for a shelf registration statement. We will be required to use reasonable best efforts to maintain the effectiveness of any such registration statement until the earlier of (i) 180 days (or two years in the case of a shelf registration statement) after the effective date thereof or (ii) the date on which all shares covered by such registration statement have been sold (subject to certain extensions).

In addition, each member of the Sponsor Group (or its permitted transferees) have the right to require us, subject to certain limitations, to effect a distribution of any or all of its shares of our common stock by means of an underwritten offering. In general, any demand for an underwritten offering (other than the first requested underwritten offering made in respect of a prior demand registration and other than a requested underwritten offering made concurrently with a demand registration) shall constitute a demand request subject to the limitations set forth above.

F – 30

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Piggyback Rights. Subject to certain exceptions, if at any time we propose to register an offering of common stock or conduct an underwritten offering, whether or not for our own account, then we must notify each Holder (or its permitted transferees), NGP XI, Mr. Graham, Mr. Bahr, the Carlyle Investor and KKR of such proposal to allow them to include a specified number of their shares of our common stock in that registration statement or underwritten offering, as applicable.  KKR was made a Holder under the amended and restated registration rights agreement for purposes of obtaining such piggyback rights.

Conditions and Limitations; Expenses. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective.

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

Transition Services Agreement.   Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, PetroMax and Crossing Rocks (collectively, the “Service Providers”), pursuant to which the Service Providers will provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we agreed to pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  The transition service agreement was terminated on March 31, 2017 and for the year ended December 31, 2017, we paid the Service Providers $0.1 million.

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

F – 31

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Company uses Adjusted EBITDAX as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDAX:

	For the Year Ended December 31,
	2017	2016	2015
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$49,880	$(47,076)	$(33,040)
Interest expense, net	31,934	7,834	6,943
Income tax (benefit) expense	(38,824)	(5,575)	604
Depreciation, depletion and amortization	168,250	81,757	56,244
Exploration expense	36,911	12,026	18,299
Impairment of proved oil and gas properties	—	—	9,312
(Gain) loss on derivative instruments	55,483	26,771	(13,854)
Cash settlements received (paid) on derivative instruments	1,517	4,975	11,517
Stock-based compensation	6,644	68	—
Acquisition related costs	4,348	553	593
(Gain) loss on sale of properties	—	43	—
Debt extinguishment costs	(11)	1,667	—
Initial public offering costs	182	1,560	—
North Louisiana settlement	7,000	—	—
Non-cash liability amortization	—	(286)	(760)
Total Adjusted EBITDAX	$323,314	$84,317	$55,858

Major Customers

The following table sets forth the percentage of our revenues attributed to our customers who have accounted for 10% or more of our revenues during 2017, 2016 or 2015.

	For the Year Ended December 31,
Major Customers	2017	2016	2015
Energy Transfer Equity, L.P. and subsidiaries	56%	63%	36%
Royal Dutch Shell plc and subsidiaries	21%	12%	20%
Cima Energy LTD	n/a	15%	16%

Note 17. Income Taxes

The components of income tax benefit (expense) are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$(997)	$—	$—
State	(10)	—	—
Total income tax benefit (expense)	(1,007)	—	—
Deferred income taxes:
Federal	40,529	5,737	77
State	(698)	(162)	(681)
Total deferred income tax benefit (expense)	39,831	5,575	(604)
Total income tax benefit (expense)	$38,824	$5,575	$(604)

F – 32

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 35% as follows:

	For the Year Ended December 31,
	2017	2016	2015
Expected tax benefit (expense) at federal statutory rate	$(3,870)	$18,428	$11,353
State income tax benefit (expense), net of federal benefit	(460)	(105)	(680)
Pass-through entities (1)	—	(12,499)	(11,315)
Change in tax rate (2)	43,431	—	—
Change in prior period estimates	(315)	—	—
Valuation allowance	—	(234)	—
Other	38	(15)	38
Total income tax benefit (expense)	$38,824	$5,575	$(604)

(1)	Our predecessor was a pass-through entity for federal income tax purposes.
(2)	The federal corporate income tax rate was reduced from 35% to 21% as a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.

The components of net deferred income tax liabilities are as follows:

	For the Year Ended December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$29,866	$2,597
Minimum tax credit carryforward	997	—
Asset retirement obligation	3,311	4,083
Derivatives	16,903	8,184
Other	2,153	870
Total deferred income tax assets	53,230	15,734
Valuation allowance	—	(232)
Net deferred income tax assets	53,230	15,502
Deferred income tax liabilities:
Property, plant and equipment	124,700	127,835
Other	—	219
Total deferred income tax liabilities	124,700	128,054
Net deferred income tax liabilities	$71,470	$112,552

Signed into law on December 22, 2017, the Tax Cuts and Jobs Act provides a reduction in the corporate income tax rate from 35% to 21%, effective for tax years beginning after December 31, 2017.  The Company recorded a deferred tax benefit of $43.4 million from continuing operations as a result of the re-measurement of its deferred tax assets and liabilities in December 2017, which includes the enactment date.

The Company recorded a deferred tax liability of approximately $117.3 million through stockholders’ equity in connection with its initial public offering and the related restructuring transactions in 2016. The tax basis of its assets and liabilities was unchanged as a result of its initial public offering and the related restructuring transactions, which is reported as a transaction among stockholders for financial reporting purposes.

Uncertain Income Tax Position.   The Company must recognize the tax effects of any uncertain tax positions it may adopt, if the position taken by us is more likely than not sustainable based on its technical merits.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2017 and expects no significant change to the unrecognized tax benefits over the next twelve months ending December 31, 2018.

Tax Audits and Settlements.   Generally, the Company's income tax years 2013 through 2016 remain open and subject to examination by federal and state tax authorities, which include Louisiana and Texas and certain other small state taxing jurisdictions where the Company conducts operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination.

Tax Attribute Carryforwards and Valuation Allowance.   As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $134.1 million, which would expire in 2036 and 2037.  The Company also had state tax carryforwards of approximately $27.0 million, which would expire in 2036 and 2037. In addition, the Company had alternative minimum tax credit

F – 33

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

carryforwards of approximately $1.0 million, which is not subject to expiration and will be refundable in tax years beginning after 2017 and before 2022.  The Company did not record a valuation allowance against its deferred tax assets including tax attributes based upon management’s evaluation that it is more likely than not that the Company will realize its deferred tax assets.

Note 18. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and threatened legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of December 31, 2017 or 2016. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

From time to time, we could be liable for environmental claims arising in the ordinary course of business. At December 31, 2017 and 2016, no environmental obligations were recognized.

Transportation

WHR II was assigned a firm gas transportation service agreement with Regency Intrastate Gas LLC (the “RIGS”) as a result of our property acquisition on August 8, 2013. Under the terms of the agreement, we are obligated to pay total daily transportation fees not to exceed $0.30 per MMBtu per day for quantities of 40,000 MMBtu per day to RIGS until March 5, 2019.  This agreement will be assigned to Tanos upon the closing of the NLA Divestiture.

Our minimum commitments to RIGS as of December 31, 2017 is as follows (in thousands):

2018	2019
$4,380	$768

Lease Obligations

We currently lease corporate office space through May 31, 2021. Total general and administrative rent expense for the year ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.9 million and $0.8 million, respectively. WHRM entered into the office lease agreement in 2013 that has escalating payments between July 2014 and May 2021. The average annual lease payment is $1.2 million over the life of the lease.

We have entered into drilling services agreements with varying terms. We have entered into compressor and equipment rental agreements with various terms. The compressor and equipment rental agreements expire at various times with the latest expiring in March 2017. Most of these agreements contain 30 day termination clauses. Total compressor and equipment rental expense incurred in 2017, 2016 and 2015 was $2.0 million, $0.6 million and $1.0 million, respectively.

The table below reflects our minimum commitments as of December 31, 2017:

	2018	2019	2020	2021
Office Lease	$1,259	$1,282	$1,306	$548
Compressor and Equipment	2,263	—	—	—
Total	$3,522	$1,282	$1,306	$548
Dedicated Fracturing Fleet Services Agreements

In 2017, we entered into two dedicated fracturing fleet services agreements to complete wells in a timely manner following conclusion of drilling operations in the Eagle Ford.

On March 15, 2017, we entered into a 20-month dedicated fracturing fleet services agreement. The agreement may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.7 million that covers equipment and personnel costs.  In addition to the fixed monthly service charge, we have agreed to pay a fixed fee for each stage completed in excess of 360 stages per calendar quarter.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however, an early termination fee of approximately $1.4 million times the number of months remaining under the initial term of the contract would be payable on such termination date.

F – 34

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On June 1, 2017, we entered into a 23-month dedicated fracturing fleet services agreement, which may be extended for an additional twelve months.  We have agreed to pay a fixed monthly service fee of $2.8 million that covers equipment and personnel costs.  In addition, we have agreed to pay a fixed fee for each stage completed in excess of 115 stages per month.  We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%.  We have the right to terminate the contract with appropriate notice; however an early termination fee of $1.4 million times the number of months remaining under the initial term of the contract would be payable on such termination date.

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.4 million during the year ended December 31, 2017.

Note 19. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
For the Year Ended December 31, 2017
Revenues	$54,292	$70,173	$122,486	$180,236
Operating income (loss)	6,206	2,078	32,599	$64,582
Net income (loss)	20,252	26,366	(10,804)	$14,066
Preferred stock dividends	—	73	6,450	6,623
Net income (loss) available to common stockholders	20,252	25,906	(17,254)	2,218
Basic earnings per share	$0.22	$0.28	$(0.17)	$0.06
Diluted earnings per share	$0.22	$0.28	$(0.17)	$0.06
For the Year Ended December 31, 2016
Revenues	$25,127	$29,715	$33,239	$39,261
Operating income (loss)	(15,005)	(705)	1,458	(1,976)
Net income (loss)	(14,216)	(18,281)	3,057	(17,636)
Net income (loss) allocated to predecessor	(11,699)	(13,016)	(2,104)	(7,179)
Net income (loss) allocated to previous owner	(2,517)	(5,265)	5,161	(60)
Net income (loss) available to common stockholders	n/a	n/a	n/a	(10,397)
Basic earnings per share	n/a	n/a	n/a	$(0.11)
Diluted earnings per share	n/a	n/a	n/a	$(0.11)

(1)

Net income for the three months ended December 31, 2017 includes a deferred tax benefit of $43.4 million as a result of the re-measurement of our deferred tax assets and liabilities as a result of the Tax Act.

Note 20. Supplemental Oil and Gas Information (Unaudited)

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

F – 35

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Our proved reserves are prepared by us and audited by Cawley, our independent reserve engineer.  Proved reserves for 2016 were, with respect to WHR II, prepared by WHR II and audited by Cawley. With respect to Esquisto, the proved reserves were prepared by Cawley, its independent reserve engineer, for 2015.  Esquisto’s proved reserves for 2016 were internally prepared and audited by Cawley.  All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

	For the Year Ended December 31,
	2017	2016	2015
Oil ($/Bbl)
West Texas Intermediate (1)	$51.34	$42.75	$46.79
NGL ($/Bbl)
West Texas Intermediate (1)	$51.34	$42.75	$46.79
Natural Gas ($/Mmbtu)
Henry Hub (2)	$2.98	$2.48	$2.59

(1)	The unweighted average West Texas Intermediate price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The unweighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves as of December 31, 2017, 2016 and 2015, respectively:

	For the Year Ended December 31, 2017
	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Equivalent (MBoe)
Proved developed and undeveloped reserves:
Beginning of the year	87,447	325,102	10,874	152,505
Extensions, discoveries and additions	93,454	279,368	22,545	162,559
Purchase of minerals in place	59,169	28,106	6,740	70,593
Production	(6,606)	(20,463)	(1,206)	(11,222)
Revision of previous estimates	49,334	71,695	18,597	79,880
End of year	282,798	683,808	57,550	454,315
Proved developed reserves:
Beginning of year	19,192	145,880	3,765	47,270
End of year	65,023	221,517	12,553	114,495
Proved undeveloped reserves:
Beginning of year	68,255	179,222	7,109	105,235
End of year	217,775	462,291	44,997	339,820

	For the Year Ended December 31, 2016
	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Equivalent (MBoe)
Proved developed and undeveloped reserves:
Beginning of the year	36,650	344,959	8,897	103,040
Extensions, discoveries and additions	18,870	32,782	2,606	26,940
Purchase of minerals in place	26,835	13,545	1,823	30,916
Production	(1,848)	(17,820)	(471)	(5,289)
Revision of previous estimates	6,940	(48,364)	(1,981)	(3,102)
End of year	87,447	325,102	10,874	152,505
Proved developed reserves:
Beginning of year	7,503	142,990	2,235	33,570
End of year	19,192	145,880	3,765	47,270
Proved undeveloped reserves:
Beginning of year	29,147	201,969	6,662	69,470
End of year	68,255	179,222	7,109	105,235

F – 36

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2015
	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Equivalent (MBoe)
Proved developed and undeveloped reserves:
Beginning of the year	222	249,787	324	42,177
Balance at inception of common control (February 17, 2015)	7,400	6,183	1,637	10,068
Extensions, discoveries and additions	27,598	143,338	5,976	57,464
Purchase of minerals in place	1,972	4,296	710	3,398
Production	(968)	(14,847)	(351)	(3,794)
Revision of previous estimates	426	(43,798)	601	(6,273)
End of year	36,650	344,959	8,897	103,040
Proved developed reserves:
Beginning of year	222	122,780	324	21,009
End of year	7,503	142,990	2,235	33,570
Proved undeveloped reserves:
Beginning of year	—	127,007	—	21,168
End of year	29,147	201,969	6,662	69,470

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•	During 2017, extensions, discoveries and additions increased proved reserves by 20,313 MBoe and 142,246 MBoe related to North Louisiana and Eagle Ford, respectively.
•	During 2017, purchases of minerals in place of 70,593 MBoe was attributable to the Acquisition.
•	During 2017, we had upward revisions of 79,880 MBoe, of which 7,461 MBoe related to commodity price changes and 72,419 MBoe was performance related.
•	During 2016, extensions, discoveries and additions increased proved reserves by 4,131 MBoe and 22,809 MBoe related to drilling in the RCT field in Louisiana and Eagle Ford, respectively.
•	During 2016, purchase of minerals in place of 30,916 MBoe was primarily attributable to the Burleson North Acquisition.
•	During 2016, we had downward revisions of proved reserves of 3,102 MBoe, of which 711 MBoe related to commodity price changes and 2,391 MBoe was performance related.
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

F – 37

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The standardized measure of discounted future net cash flows is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Future cash inflows	$16,967,369	$4,434,117	$2,851,021
Future production costs	(3,305,941)	(1,220,067)	(866,253)
Future development costs	(4,008,916)	(1,146,632)	(741,798)
Future income tax expense	(1,814,510)	(442,285)	(216)
Future net cash flows for estimated timing of cash flows	7,838,002	1,625,133	1,242,754
10% annual discount for estimated timing of cash flows	(4,994,097)	(1,082,092)	(790,824)
Standardized measure of discounted future net cash flows	$2,843,905	$543,041	$451,930

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2017:

	For the Year Ended December 31,
	2017	2016	2015
Beginning of year	$543,041	$451,930	$229,899
Balance at inception of common control (February 17, 2015)	—	—	215,544
Sale of oil and natural gas produced, net of production costs	(351,031)	(104,596)	(60,640)
Purchase of minerals in place	507,095	188,317	69,258
Extensions and discoveries	1,595,385	168,796	261,728
Changes in income taxes, net	(488,484)	(206,817)	171
Changes in prices and costs	398,713	(57,034)	(193,130)
Previously estimated development costs incurred	49,977	15,067	—
Net changes in future development costs	(87,375)	11,985	1,646
Revisions of previous quantities	653,567	3,943	9,827
Accretion of discount	74,999	103,000	41,859
Change in production rates and other	(51,982)	(31,550)	(124,232)
End of year	$2,843,905	$543,041	$451,930

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	December 31,
	2017	2016	2015
Evaluated oil and natural gas properties	$2,265,525	$1,144,857	$732,479
Unevaluated oil and natural gas properties	734,203	428,991	251,493
Accumulated depletion, depreciation and amortization	(362,406)	(196,567)	(117,030)
Total	$2,637,322	$1,377,281	$866,942

F – 38

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Property acquisition costs, proved	$269,429	$230,910	$92,010
Property acquisition costs, unproved	386,515	235,652	176,832
Exploration and extension well costs	16,076	72,875	132,138
Development	795,273	63,006	107,651
Total	$1,467,293	$602,443	$508,631

Note 21. Subsequent Events

Lee County Acquisition

On March 1, 2018, we, through our wholly owned subsidiary, WHR EF, closed its acquisition of producing and non-producing properties in Lee County, Texas for approximately $18.6 million from an undisclosed seller.

Pending Divestiture of North Louisiana Assets

        See Note 1—“Organization and Basis of Presentation” for additional information regarding the NLA Divestiture.

Sand Mine Acquisition

On January 4, 2018, Burleson Sand LLC, a wholly owned subsidiary, acquired surface and sand rights on approximately 727 acres in Burleson County, Texas for approximately $9.0 million to construct and operate an in-field sand mine.

Quarterly PIK Dividend

See Note 10—“Preferred Stock” for information regarding our quarterly PIK dividend.

North Louisiana Settlement

On February 1, 2018, we settled a dispute related to a possible area of mutual interest (“AMI”) associated with our North Louisiana assets with a third party.  Pursuant to such settlement, the third party agreed to pay the actual net costs attributable to interests in certain leases and/or wells it elected to acquire.  We agreed to provide the third party with a $7.0 million credit towards purchasing the interests selected by the third party, which is reflected in the accompanying statements of operations for the year ended December 31, 2017 as “North Louisiana Settlement.”  The settlement loss was partially offset by a tax benefit of $1.6 million.  A settlement receivable of $5.9 million from the third party was also recognized by us.

F – 39