Form 10-Q
period 2018-03-31
WildHorse Resource Development Corp
filed 2018-05-10
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 101,277,876 shares of common stock, $0.01 par value outstanding.

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

WTI: West Texas Intermediate.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•	the “Company,” “WildHorse Development,” “WRD,” “we,” “our,” “us” or like terms refer collectively to WildHorse Resource Development Corporation and its consolidated subsidiaries;
•	“WHR II” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries, which owned all of our North Louisiana Acreage;
•	“Esquisto II” refers to Esquisto Resources II, LLC;
•	“Acquisition Co.” refers to WHE AcqCo., LLC;
•	“WildHorse Holdings” refers to WHR Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•

“WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC, a limited liability company formed to own all of the outstanding equity interests in WildHorse Holdings other than certain management incentive units issued by WildHorse Holdings in connection with our initial public offering;

•	“Esquisto Holdings” refers to Esquisto Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•	“Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•	“Eagle Ford Acreage” refers to our acreage in the northern area of the Eagle Ford Shale in Southeast Texas;
•

“Acquisition” refers to certain oil and gas working interests and the associated production in the Eagle Ford Shale acquired from Anadarko E&P Onshore LLC (“APC”), Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR”) located in Burleson, Brazos, Lee, Milam, Robertson and Washington Counties, Texas;

•

“NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto II and Acquisition Co.; and

•

“Carlyle” refers to The Carlyle Group, L.P. and certain of its affiliates, which indirectly own an interest in certain gross revenues of NGP Energy Capital management, L.L.C., (“NGP ECM”), own a limited partner entitled to a percentage of carried interest from NGP XI US Holdings, L.P. (“NGP XI”), own a carried interest from NGP X US Holdings, L.P. (“NGP X US Holdings”) and purchased all 435,000 shares of our preferred stock, par value $0.01 per share, designated as “Series A Perpetual Convertible Preferred Stock” (the “Preferred Stock”).

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this Quarterly Report and elsewhere in this Quarterly Report.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Part I—Item 1A. Risk Factors” of our 2017 Form 10-K.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$7,017	$226
Accounts receivable, net	92,590	84,103
Derivative instruments	—	2,336
Prepaid expenses and other current assets	5,925	3,290
Total current assets	105,532	89,955
Property and equipment:
Oil and gas properties	2,734,096	2,999,728
Other property and equipment	33,647	53,003
Accumulated depreciation, depletion and amortization	(280,362)	(368,245)
Total property and equipment, net	2,487,381	2,684,486
Other noncurrent assets:
Derivative instruments	—	86
Debt issuance costs	3,875	3,573
Other	13,140	—
Total assets	$2,609,928	$2,778,100
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,849	$53,005
Accrued liabilities	159,476	199,952
Derivative instruments	67,478	58,074
Total current liabilities	277,803	311,031
Noncurrent liabilities:
Long-term debt	793,686	770,596
Asset retirement obligations	7,199	14,467
Deferred tax liabilities	33,412	71,470
Derivative instruments	22,999	18,676
Other noncurrent liabilities	980	1,085
Total noncurrent liabilities	858,276	876,294
Total liabilities	1,136,079	1,187,325
Commitments and contingencies (Note 18)

Preferred Stock, $0.01 par value: 50,000,000 shares authorized
Series A perpetual convertible preferred stock, $0.01 par value: 500,000 shares authorized; 435,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, (involuntary liquidation preference of $450,389 and $448,146 at March 31, 2018 and December 31, 2017, respectively)	446,522	445,483

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,277,876 shares and 101,137,277 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,013	1,012
Additional paid-in capital	1,123,534	1,118,507
Accumulated earnings (deficit)	(97,220)	25,773
Total stockholders’ equity	1,027,327	1,145,292
Total liabilities and equity	$2,609,928	$2,778,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues and other income:
Oil sales	$182,379	$39,077
Natural gas sales	27,630	12,145
NGL sales	7,448	2,663
Other income	1,300	407
Total operating revenues and other income	218,757	54,292
Operating expenses:
Lease operating expenses	16,427	6,928
Gathering, processing and transportation	1,352	1,700
Taxes other than income tax	11,781	3,899
Depreciation, depletion and amortization	59,883	26,443
Impairment of NLA Disposal Group (Note 3)	214,274	—
General and administrative	12,727	7,482
Exploration expense	1,708	1,615
Other operating (income) expense	658	19
Total operating expense	318,810	48,086
Income (loss) from operations	(100,053)	6,206
Other income (expense):
Interest expense, net	(13,307)	(5,571)
Debt extinguishment costs	—	11
Gain (loss) on derivative instruments	(40,370)	31,291
Other income (expense)	(137)	15
Total other income (expense)	(53,814)	25,746
Income (loss) before income taxes	(153,867)	31,952
Income tax benefit (expense)	38,093	(11,700)
Net income (loss) available to WRD	(115,774)	20,252
Preferred stock dividends	7,389	—
Net income (loss) available to common stockholders	$(123,163)	$20,252

Earnings per common share:
Basic	$(1.24)	$0.22
Diluted	$(1.24)	$0.22
Weighted-average common shares outstanding:
Basic	99,245	93,216
Diluted	99,245	93,216

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(115,774)	$20,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	59,670	26,293
Accretion of asset retirement obligations	213	150
Impairments of unproved properties	1,507	683
Impairment of NLA Disposal Group	214,274	—
Amortization of debt issuance cost	653	838
(Gain) loss on derivative instruments	40,370	(31,291)
Cash settlements on derivative instruments	(20,546)	(983)
Accretion of senior note discount	140	42
Deferred income tax expense (benefit)	(38,125)	11,700
Debt extinguishment benefit	—	(11)
Amortization of equity awards	3,156	495
Consideration paid to customers, net of amortization	(424)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(13,595)	(8,047)
Decrease (increase) in prepaid expenses and other current assets	(368)	(735)
Decrease (increase) in inventories	169	—
(Decrease) increase in accounts payable and accrued liabilities	(13,351)	8,433
Net cash flow provided by operating activities	117,969	27,819
Cash flows from investing activities:
Acquisitions of oil and gas properties	(19,716)	(3,019)
Acquisition post-closing adjustment receipts	—	3,905
Additions to oil and gas properties	(297,939)	(63,344)
Additions to and acquisitions of other property and equipment	(12,896)	(1,521)
Construction deposits	(8,738)	—
Proceeds from NLA Divestiture	206,406	—
Acquisition deposits	—	(1,319)
Net cash used in investing activities	(132,883)	(65,298)
Cash flows from financing activities:
Advances on revolving credit facilities	308,000	15,500
Payments on revolving credit facilities	(285,353)	(258,250)
Debt issuance cost	(873)	(9,016)
Proceeds from senior notes offering	—	347,354
Proceeds from the issuance of common stock	—	34,457
Cost incurred in conjunction with the issuance of common stock	—	(2,473)
Repurchase of vested restricted stock	(69)	—
Net cash provided by financing activities	21,705	127,572
Net change in cash, cash equivalents and restricted cash	6,791	90,093
Cash, cash equivalents and restricted cash, beginning of period	226	4,001
Cash, cash equivalents and restricted cash, end of period	$7,017	$94,094

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders' Equity
December 31, 2017	$1,012	$1,118,507	$25,773	$1,145,292
Cumulative effect of accounting change (Note 2)	—	—	241	241
Net income (loss)	—	—	(115,774)	(115,774)
Preferred stock paid-in-kind dividend	—	—	(2,243)	(2,243)
Beneficial conversion feature of preferred stock	—	1,872	—	1,872
Amortization of beneficial conversion feature	—	—	(668)	(668)
Accrual of preferred stock cash dividend	—	—	(4,480)	(4,480)
Repurchase of vested restricted common stock	—	—	(69)	(69)
Amortization of equity awards	1	3,155	—	3,156
March 31, 2018	$1,013	$1,123,534	$(97,220)	$1,027,327

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

WildHorse Resource Development Corporation is a publicly traded Delaware corporation, the common stock of which are listed on the New York Stock Exchange under the symbol “WRD.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “WRD,” or “the Company” are intended to mean the business and operations of WildHorse Resource Development Corporation and its consolidated subsidiaries. We are an independent oil and natural gas company focused on the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States of America.

Reference to “WHR II” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries. Reference to “Esquisto II” refers to Esquisto Resources II, LLC.  Reference to “Acquisition Co.” refers to WHE AcqCo., LLC. Reference to “WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC.    Reference to “WildHorse Holdings” refers to WHR Holdings, LLC.  Reference to “Esquisto Holdings” refers to Esquisto Holdings, LLC. Reference to “Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC. Reference to “NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto II and Acquisition Co.

WHR II, Esquisto II, Acquisition Co., WHR Eagle Ford LLC (“WHR EF”) and Burleson Sand LLC (“Burleson Sand”) are wholly owned subsidiaries of the Company as of March 31, 2018. WildHorse Resources Management Company, LLC (“WHRM”) is a wholly owned subsidiary of WHR II.  Esquisto II has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

Basis of Presentation

Our consolidated financial statements include our accounts and those of our subsidiaries. Restricted cash was previously presented as a component of cash flows from investing activities on the unaudited statements of condensed consolidated cash flows. Restricted cash is now being included in cash and cash equivalents when reconciling the beginning of period and end of period totals within the unaudited statements of condensed consolidated cash flows due to the adoption of a new accounting standard.  See Note 2 for additional information.

All material intercompany transactions and balances have been eliminated in preparation of our condensed consolidated financial statements.  The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) deferred income taxes; (7) environmental remediation costs; (8) valuation of derivative instruments; (9) contingent liabilities and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2017 Form 10-K.  There have been no changes except for our revenue recognition policy due to the adoption of the new revenue standard discussed below.

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$21,312	$656
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	(34,893)	25,528
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	4,229	—

New Accounting Standards

Definition of a Business

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption was permitted and the guidance is to be applied on a prospective basis to purchases or disposals of a business or an asset. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

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

Leases

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from Contracts with Customers

Our revenues are derived through the sale of our hydrocarbon production, specifically the sale of crude oil, natural gas and NGLs.   On January 1, 2018 the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) to all contracts that were not completed as of January 1, 2018 using the cumulative effect transition method.  The cumulative effect of adopting the standard was recognized through an adjustment to opening accumulated earnings.  The new revenue standard provides a five-step model to analyze contracts to determine when and how revenue is recognized. Central to the five-step model is the concept of control and the timing of the transfer of that control determines the timing of when revenue can be recognized.  Control as defined in the standard is the “ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.”  We review our contracts through the five-step model at inception, and as any new contracts are executed or existing contracts are modified, to determine when to recognize revenue.  We expect the overall impact to net income to be immaterial on an ongoing basis.

Previous periods have not been revised or adjusted and reflect the revenue standard in effect for those periods.  Under the previous revenue recognition standard, ASC 605, revenues were recognized when the product was delivered at a fixed and determinable price, title transferred and collectability was reasonably assured and evidenced by a contract.

Crude oil sales contracts

We have performance obligations under our crude oil sales contracts to deliver barrels of oil, where each barrel of oil is considered to be its own performance obligation under the new revenue standard.  Volumes are not predetermined and pricing for the crude oil is index-based, adjusted for location and other economic factors.  We recognize revenue from the sale of our crude oil at a point in time, when we transfer control of the crude oil to our purchaser, which occurs when the oil passes through our facilities (typically a tank battery) into our purchaser’s receiving equipment (typically a truck).  Once the crude oil has been delivered, we have fulfilled our obligation and we no longer have the ability to direct the use of, or obtain any of the remaining benefits from that crude oil.   Sales of crude oil are presented on the “Oil sales” line item of our statement of operations.  The adoption of the new revenue standard did not result in any changes to the accounting or presentation of oil sales.

Natural gas sales contracts

Our natural gas contracts stipulate that we deliver unprocessed natural gas to a contractually specified delivery point. Once the natural gas enters our customer’s facilities, it may be compressed, dehydrated, treated, separated into residue gas (predominately methane) and NGLs, or otherwise processed.  For a majority of our natural gas sales contracts, WildHorse transfers control of the natural gas (which could include both residue and NGLs) to our customer upon delivery into their facilities and we recognize revenue at that point in time.  Our performance obligation within these contracts is to deliver unprocessed natural gas.  Once delivered, we have fulfilled our obligation and our customers have full control over the use, sale or disposition of the gas.  Any charges assessed to us by our customer, including but not limited to gathering, processing, compression, treating and dehydration are considered to be a reduction to the transaction price because we did not receive a distinct good or service from the customer.  Services are not deemed to be provided to us because the related activities occur after we transfer control of the gas to our customer.   Prior to the adoption of the new revenue standard, these charges were reported within “Gathering, processing and transportation” expense in our statement of operations, while these costs are now being netted against revenues.

For the other portion of our natural gas sales contracts, our contracts are structured such that both the customer and WildHorse have shared contractual control over the natural gas.  Contractual terms dictate that payment to us is based on actual extracted volumes of NGLs/residue gas.  Further, the contracts stipulate that a portion of that processed gas is retained by our customer as compensation for their services, thereby incentivizing the customer to process our gas and operate their facilities efficiently in our best interest.  Under these contracts, the value associated with the volumes our customer retains and any charges assessed by our customer are recognized on our “Gathering, processing and transportation” expense line item.  This is because the gas is contractually controlled by both us and our customer until our performance obligation is fulfilled at the tailgate of our customer’s plant (once processing has been completed).  Our performance obligation under these contracts is to sell the extracted NGLs and residue gas.  We recognize revenue at a point in time (at the plant tailgate) when we have fulfilled our performance obligation.  Prior to the adoption of the new revenue standard, we did not recognize the volumes retained by our customer as an expense and we reported revenues net of the volumes they retained.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Residue gas contracts

In certain of the natural gas sales contracts discussed above, the residue gas separated during plant processing is not sold to the processor but is instead redelivered back to us at the tailgate of the plant.  We directly market these volumes to third parties using index-based natural gas prices and utilize our pipeline capacity (under our transportation agreements) to deliver these volumes from the plant tailgate to market.  Our performance obligation in our residue gas contracts is the delivery of residue gas.  Control over residue gas transfers upon delivery, at which point we have fulfilled our performance obligation and can recognize revenue.

Performance obligations fulfilled in a prior period

We record revenue in the month production is delivered to the customer, based on estimated production, prices and revenue deductions.  Any variances between our estimates and the actual amounts received are generally recorded one month after delivery for operated oil sales, two months after delivery for operated natural gas and NGL sales and three months after delivery for non-operated oil, natural gas and NGL sales.

Disaggregation of revenue

The new revenue standard requires that we disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  Our statement of operations disaggregates revenue to reflect pricing realities present in our contracts with our customers.  The terms of our natural gas sales contracts stipulate that the pricing we receive for our unprocessed natural gas will be based on the volumes of lower value natural gas and higher value NGLs present in the unprocessed natural gas we deliver.  Fees assessed by our customers (that reduce revenue) are allocated between gas and NGLs on a volumetric basis.

Contributions in aid of construction

Certain of our contracts require us to make up-front payments to our customers to reimburse them for the cost of installing metering and custody transfer equipment or constructing pipelines from our wells to their facilities.  These long-term assets are amortized over the period of the benefit and are presented as a reduction to natural gas and NGL revenue.  Prior to the adoption of the new revenue standard, these assets were recorded to our “Oil and gas properties” line item on the balance sheet and depleted using the units of production method.   As depicted below, we adjusted the balance sheet and accumulated earnings for the cumulative effect of this accounting change.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard is as follows (in thousands):

	At December 31,	Adjustments for	At January 1,
	2017	ASC 606	2018
Assets:
Oil and gas properties	$2,999,728	$(4,041)	$2,995,687
Accumulated depreciation, depletion and amortization	(368,245)	371	(367,874)
Other non-current assets	—	3,978	3,978
Liabilities:
Deferred tax liabilities	$71,470	$67	$71,537
Stockholders’ Equity:
Accumulated earnings (deficit)	$25,773	$241	$26,014

Other topics

Production Imbalances - We recognize revenues from the sale of oil, natural gas and NGLs using the sales method of accounting, whereby revenue is recorded based on our share of volume sold, regardless of whether we have taken our proportional share of volume produced. These differences result in gas imbalances. We record a liability to the extent there are not sufficient reserves to cover an over delivered gas imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.

Contract assets - The new revenue standard requires certain disclosure around contract assets.  Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time.  We have an unconditional right to payment upon completion of our performance obligations and have therefore recorded no contract assets as of March 31, 2018.

Unsatisfied performance obligations - We have no unsatisfied performance obligations under our contracts.  The majority of our contracts do not have stated volumes and we consider our performance obligations to be satisfied upon transfer of control of the

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commodity.  In our remaining contracts where we are obligated to deliver a stated volume, all volumes are delivered in the period and we do not have any unsatisfied performance obligations under those contracts at the end of a period.

Other Income - During the period, we owned the Oakfield gathering system, substantial fresh water supply and storage, a saltwater disposal well and several compressors.  Though the Oakfield gathering system, saltwater disposal well and compressors were sold to Tanos Energy Holdings III, LLC (“Tanos”) as part of the NLA Divestiture (see Note 3), these assets were used during the period in the operations of our wells.  Non-operators who own a portion of our wells are billed for the use of these assets, utilizing rates based on industry-accepted joint interest accounting rules and market conditions.  We report income from this source as “Other income” on our statement of operations in accordance with accounting guidance on collaborative arrangements. Operating expenses related to these activities are recorded to the “Other operating (income) expense” line item on the statement of operations.  Prior to the adoption of the new revenue standard, income net of expenses from saltwater disposal wells and compressors were recorded within lease operating expense and income net of expenses for the Burleson water supply and storage assets were recorded within other income.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement, balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Revenues:
Oil sales	$182,379	$182,379	$—
Natural gas sales	27,630	28,435	(805)
NGL sales	7,448	9,413	(1,965)
Other Income	1,300	1,166	134
Operating expenses:
Lease operating expenses	16,427	16,433	(6)
Gathering, processing and transportation	1,352	4,103	(2,751)
Depreciation, depletion and amortization	59,883	60,016	(133)
Other operating (income) expense	658	518	140
Income (loss) before income taxes	(153,867)	(153,981)	114
Income tax benefit (expense)	38,093	38,120	(27)
Net income (loss)	(115,774)	(115,861)	87

	At March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Assets:
Oil and gas properties	$2,734,096	$2,738,580	$(4,484)
Accumulated depreciation, depletion and amortization	(280,362)	(280,866)	504
Other non-current assets	13,140	8,737	4,403
Liabilities:
Deferred tax liabilities	33,412	33,319	93
Stockholders' Equity
Accumulated earnings (deficit)	(97,220)	(97,548)	328

	For the Three Months Ended March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Cash flows from operating activities:
Net income	$(115,774)	$(115,861)	$87
Depreciation, depletion and amortization	59,670	59,803	(133)
Deferred income tax expense (benefit)	(38,125)	(38,152)	27
Consideration paid to customers, net of amortization	(424)	—	(424)

Cash flows from investing activities:
Additions to oil and gas properties	(297,939)	(298,382)	443

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our consolidated financial statements and footnote disclosures.

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions accounted for as business combinations are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended March 31,
2018	2017
$359	$599

2018 Acquisitions

Lee County Acquisition. On March 1, 2018, we, through our wholly owned subsidiary, WHR EF, acquired certain acreage and associated production in Lee County, Texas for approximately $18.6 million from an undisclosed seller.  This was accounted for as an asset acquisition since substantially all the fair value was concentrated in a group of similar assets.  As such, an additional $0.4 million of acquisition costs were capitalized as part of the acquisition.  We assigned $16.9 million to unproved oil and natural gas properties.

Sand Mine Acquisition.  On January 4, 2018, Burleson Sand acquired surface and sand rights on approximately 727 acres in Burleson County, Texas for approximately $9.0 million to construct and operate an in-field sand mine.  In addition, we paid construction deposits of approximately $8.7 million during the three months ended March 31, 2018 related to sand mine development.

2017 Acquisitions

The Acquisition. On May 10, 2017, we, through our wholly owned subsidiary, WHR EF, entered into a Purchase and Sale Agreement (the “First Acquisition Agreement”) by and among WHR EF, as purchaser, and Anadarko E&P Onshore LLC (“APC”) and Admiral A Holding L.P., TE Admiral A Holding L.P. and Aurora C-I Holding L.P. (collectively, “KKR”) (together with APC, the “First Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (the “Purchase”). Also on May 10, 2017, WHR EF entered into a Purchase and Sale Agreement (together, with the First Acquisition Agreement, the “Acquisition Agreements”), by and among WHR EF, as purchaser, and APC and Anadarko Energy Services Company (together, with APC, the “APC Subs” and together, with the First Sellers, the “Sellers”), as sellers, to acquire certain acreage and associated production in Burleson, Brazos, Lee, Milam, Robertson, and Washington Counties, Texas (together, with the Purchase, the “Acquisition”).

On June 30, 2017, we completed the Acquisition. We finalized our purchase price allocation during the three months ended March 31, 2018 and received a $0.6 million cash payment from the Sellers on February 1, 2018.  Consideration consisted of cash and approximately 5.5 million shares of our common stock.  The common stock was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017, by and among us and KKR.

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed after customary purchase price adjustments of the Acquisition (in thousands):

Consideration:
Cash	$533,002
Common stock	60,754
Total consideration	$593,756

Final Purchase Price Allocation:
Proved oil and gas properties	$264,467
Unproved oil and gas properties	333,778
Accounts receivable	60
Asset retirement obligations	(2,500)
Accrued liabilities	(2,049)
Total identifiable net assets	$593,756

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2017 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical statements of operations and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Three Months Ended March 31,
2017
(in thousands)
Revenues	$79,203
Net Income	30,139
Earnings per share (basic and diluted)	$0.32

Burleson 2017 Acquisitions.  We announced multiple transactions to acquire certain oil and natural gas producing and non-producing properties from third-parties in Burleson County, Texas.  On February 2, 2017, we closed one transaction for approximately $2.4 million, subject to customary post-closing adjustments.  We allocated $2.3 million of the purchase price to unproved oil and natural gas properties.

Post-closing Receipt.  During the three months ending March 31, 2017, we received a post-closing receipt of $3.9 million related to our December 19, 2016 Eagle Ford acquisition.

2018 Divestiture

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). On March 29, 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which includes preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We expect to obtain the necessary consent to assign approximately $0.9 million of NLA Assets held for Tanos within the next twelve months.  We have recorded this $0.9 million as a component of “Prepaid expenses and other current assets” on our Unaudited Condensed Consolidated Balance Sheets.

In addition, WRD could receive contingent payments of up to $35.0 million, of which $0.4 million has been accrued, based on the number of wells spud on such properties over the next four years.  Our contingent consideration arrangement meets the definition of a derivative, but qualifies for a scope exception. We have made an accounting policy election to record the contingent consideration when it is deemed to be realizable.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018 and we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after customary preliminary purchase price adjustments, we recorded an impairment charge of $214.3 million during the three months ended March 31, 2018 to adjust the carrying amount of the disposal group to its estimated fair value less costs to sell.  The impairment is reflected on our Unaudited Statements of Condensed Consolidated Operations as “Impairment of NLA Disposal Group.”  For the three months ended March 31, 2018 and March 31, 2017 the NLA Disposal Group had a $204.8 million pre-tax loss and $1.1 million pre-tax profit, respectively.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2018 and December 31, 2017 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$1,284	$—	$1,284

Liabilities:
Commodity derivatives	$—	$91,760	$—	$91,760

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$2,422	$—	$2,422

Liabilities:
Commodity derivatives	$—	$76,750	$—	$76,750

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equipment, such as plant assets, acquired in transactions accounted for as business combinations are commonly estimated using the depreciated replacement cost approach.
•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. We did not record impairments to proved oil and natural gas properties during the three months ended March 31, 2018 and 2017.

•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three months ended March 31, 2018 and 2017, we recorded $1.5 million and $0.7 million of impairments of unproved properties, respectively.

•	We recorded an impairment associated with the NLA Assets during the three months ended March 31, 2018. See Note 3—“Acquisitions and Divestitures—2018 Divestiture” for additional information.

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

Commodity Derivatives

We have fixed price commodity swaps, basis swaps, collars and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty.  Collars consist of a sold call and a purchased put that establish a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the three months ended March 31, 2018 and 2017 is net of deferred premiums of $2.5 million and $0.1 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, all of which are also lenders under our credit agreement, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At March 31, 2018 we had net derivative liabilities of $90.5 million and did not have a right of offset as we were in a net liability position with all of our counterparties.

See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following derivative contracts were in place at March 31, 2018:

	Remainder 2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	4,764,565	6,652,369	1,101,762
Weighted-average fixed price	$52.39	$54.45	$50.19

Collar contracts:
Volume (Bbls)	12,208	—	—
Weighted-average floor price	$50.00	$—	$—
Weighted-average ceiling price	$62.10	$—	$—

Put options:
Volume (Bbls)	2,118,859	1,749,757	—
Weighted-average floor price	$50.72	$53.83	$—
Weighted-average put premium	$(3.56)	$(5.43)	$—

LLS basis swaps:
Volume (Bbls)	2,804,384	—	—
Spread -WTI	$3.05	$—	$—

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2018 and December 31, 2017 (in thousands). There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2018	2017	2018	2017
Commodity contracts	Short-term derivative instruments	$1,004	$2,336	$68,481	$58,074
Netting arrangements	Short-term derivative instruments	(1,004)	—	(1,004)	—
Net recorded fair value		$—	$2,336	$67,477	$58,074

Commodity contacts	Long-term derivative instruments	$280	$86	$23,279	$18,676
Netting arrangements	Long-term derivative instruments	(280)	—	(280)	—
Net recorded fair value		$—	$86	$22,999	$18,676

Gains & (Losses) on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Unaudited Statements of Condensed Consolidated Operations. The following table details the gains and losses related to derivative instruments for the three months ending March 31, 2018 and 2017 (in thousands):

	Statements of	For the Three Months Ended March 31,
	Operations Location	2018	2017
Commodity derivative contracts	Gain (loss) on derivative instruments	$(40,370)	$31,291

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Oil, natural gas and NGL sales	$72,872	$67,584
Joint interest billings	9,745	9,467
Severance tax	652	171
North Louisiana Settlement receivable (1)	5,291	5,955
Environmental remediation	1,261	—
Other current receivables	2,969	1,026
Allowance for doubtful accounts	(200)	(100)
Total	$92,590	$84,103

(1)	The North Louisiana Settlement receivable was subsequently collected in April 2018.

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	March 31,	December 31,
	2018	2017
Balance at beginning of period	$100	$100
Charged to costs and expenses	100	—
Balance at end of period	$200	$100

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Capital expenditures	$123,730	$162,260
Lease operating expense	5,536	5,796
General and administrative	4,793	1,642
Severance and ad valorem taxes	5,266	3,463
Interest expense	5,811	17,177
Derivative payable	7,612	5,281
Preferred stock cash dividends	4,480	—
Environmental liability	1,451	—
Income taxes	—	991
Other accrued liabilities	797	3,342
Total	$159,476	$199,952

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2018 (in thousands):

Asset retirement obligations at beginning of period	$14,557
Accretion expense	213
Liabilities incurred	146
Disposition of wells and gathering system	(7,627)
Asset retirement obligations at end of period	7,289
Less: current portion	90
Asset retirement obligations – long-term	$7,199

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
Credit Facility	2018	2017
WRD revolving credit facility	$309,000	$286,353
2025 Senior Notes (as defined below) (1)	500,000	500,000
Unamortized discounts - 2025 Senior Notes	(4,773)	(4,914)
Unamortized debt issuance costs - 2025 Senior Notes	(10,541)	(10,843)
Total long-term debt	$793,686	$770,596

(1)

The estimated fair value of this fixed-rate debt was $501.3 million and $511.3 million at March 31, 2018 and December 31, 2017, respectively.  The estimated fair values are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

March 31,
Credit Facility	2018
WRD revolving credit facility	$1,050,000

  Amendment to Credit Agreement

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion.

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  In addition, on September 19, 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. The notes issued in September 2017 are treated as a single class of debt securities with the 2025 Senior Notes issued in February 2017.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The net proceeds from each of the February 2017 and the September 2017 offerings of the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the offerings of the 2025 Senior Notes, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2025 Senior Notes could exchange the unregistered 2025 Senior Notes for registered notes with substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the 2025 Senior Notes for registered guarantees with substantially identical terms.  On November 20, 2017, substantially all of the then-outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

We may redeem all or any part of the 2025 Senior Notes at a “make-whole” redemption price, plus accrued and unpaid interest, at any time before February 1, 2020.  We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prior to February 1, 2020 in an amount not greater than the net cash proceeds from one or more equity offerings at a redemption price of 106.875% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest.

Subsequent Event.  On April 20, 2018, we completed another private placement of $200.0 million aggregate principal amount of our 2025 Senior Notes (the “April Notes”).  The April 2018 issuance is treated as a single class of debt securities with the other outstanding 2025 Senior Notes.  The April Notes were issued at a price of 102% of par. This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

In connection with the issuance and sale of the April Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchaser, dated April 20, 2018. Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission so that holders of the April Notes can exchange the April Notes for registered notes that have substantially identical terms as the April Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantees related to the April Notes for registered guarantees having substantially the same terms as the original guarantees. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be consummated by April 20, 2019.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended March 31,
Credit Facility	2018	2017
WRD revolving credit facility	4.04%	3.52%

Unamortized Debt Issuance Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017
WRD revolving credit facility
Current	$1,423	$1,203
Long-term	3,875	3,573

6.875% senior unsecured notes, due February 2025	10,541	10,843
Total	$15,839	$15,619

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Preferred Stock

The following is a summary of the changes in our preferred stock for the three months ended March 31, 2018.

Series A Perpetual Convertible Preferred Stock (in thousands)
Balance at December 31, 2017	$445,483
Preferred stock paid-in-kind dividend	2,243
Unamortized beneficial conversion feature	(1,204)
Balance at March 31, 2018	$446,522

Preferred Stock Dividend

On January 31, 2018, an aggregate quarterly dividend of $6.656 million on our outstanding shares of preferred stock was paid by an automatic increase to the Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock) of each such share of preferred stock as of the date of issuance. The declared dividend was for the period from November 1, 2017 to January 31, 2018 and was paid to holders of record on January 15, 2018.  In connection with this paid-in-kind dividend, we recognized a $1.9 million beneficial conversion feature that will be amortized over the earliest preferred stock conversion period as additional dividends.  At March 31, 2018, we have amortized $0.7 million of the beneficial conversion feature.

Subsequent Event. On April 30, 2018, an aggregate quarterly cash dividend of $6.756 million was paid to holders of record as of April 15, 2018 for the period from February 1, 2018 to April 30, 2018.

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the three months ended March 31, 2018:

Balance, December 31, 2017	101,137,277
Restricted common stock issued	178,612
Restricted common stock forfeited	(34,407)
Repurchase of vested restricted shares	(3,606)
Balance, March 31, 2018	101,277,876

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the three months ended March 31, 2018. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income (loss) available to WRD	$(115,774)	$20,252
Less: Preferred stock dividends	7,389	—
Net income (loss) available to common stockholders	$(123,163)	$20,252
Denominator:
Weighted-average common shares outstanding (in thousands) (1)	99,245	93,216
Basic EPS	$(1.24)	$0.22
Diluted EPS (1)	$(1.24)	$0.22

(1)

The Company used the two-class method for both basic and diluted EPS.  Restricted shares were excluded from the calculation of diluted EPS under the treasury stock method due to their antidilutive effect as we were in a loss position for the three months ended March 31, 2018.  For the three months ended March 31, 2017, 6 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.   For the three months ended March 31, 2018, 32,242 shares, were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

Note 13. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share (1)
Restricted common stock outstanding at December 31, 2017	1,897,790	$13.95
Granted (2)	178,612	$18.14
Forfeited	(34,407)	$13.94
Vested	(20,541)	$14.08
Restricted common stock outstanding at March 31, 2018	2,021,454	$14.32

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2018 was $3.2 million based on the grant date market price of $18.14 per share.

For the three months ended March 31, 2018 and 2017, we recorded $3.2 million and $0.5 million of recognized compensation expense, respectively, associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $21.3 million at March 31, 2018.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.94 years.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at March 31, 2018.

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

Note 15. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three months ended March 31, 2018 and 2017, we received $0.7 million and $0.9 million, respectively, from Genesis.

NGP Affiliated Companies

Carlyle Group, L.P. The Carlyle Group, L.P. and certain of its affiliates indirectly own a 55% interest in certain gross revenues of NGP ECM, which is a limited partner entitled to 47.5% of the carried interest from NGP XI, and is entitled to 40% of the carried interest from NGP X US Holdings (without, in either case, any rights to vote or dispose of either such fund’s direct or indirect interest in us). NGP ECM manages investment funds, including NGP IX US Holdings, L.P. (“NGP IX US Holdings”), NGP X US Holdings and NGP XI, that collectively directly or indirectly through their equity interests in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings own a majority of our outstanding shares of common stock.  An affiliate of the Carlyle Group, L.P. purchased 435,000 shares of our preferred stock on June 30, 2017.

NGP ECM.  During the three months ended March 31, 2017, we had net disbursements of $0.1 million related to expense reimbursements associated with their services as directors of WRD.    We did not have any related party payments or receipts for the three months ended March 31, 2018.

CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon, one of our directors, is President of these entities.  During the three months ended March 31, 2018 we had disbursements of $0.1 million to certain CH4 Energy entities for office rental and parking payments.  During the three months ended March 31, 2017 we had disbursements of $0.4 million to certain CH4 Energy entities, of which $0.3 million was a reimbursement of landman services and expenses incurred in 2016 that CH4 Energy entities had paid on our behalf and $0.1 million was related to office rental and parking payments.

Related Party Agreements

Stockholders’ Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

Registration Rights Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, Petromax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we agreed to pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  The transition service agreement was terminated on March 31, 2017 and $0.1 million was paid to the Service Providers during the three months ended March 31, 2017.

Note 16. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  As of March 31, 2018, we identified one operating segment and one reportable segment—the Eagle Ford—that is engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States.  Historically, we have had two operating segments – the Eagle Ford and North Louisiana – that were aggregated into one reportable segment.  On March 29, 2018 we closed the NLA Divestiture, which involved substantially all of the assets previously included in our North Louisiana operating segment.  See Note 3 for additional information related to the NLA Divestiture.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues.  Furthermore, all of our revenues are from external customers.  The Company uses Adjusted EBITDAX, a non-GAAP financial measure, as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$(115,774)	$20,252
Interest expense, net	13,307	5,571
Income tax (benefit) expense	(38,093)	11,700
Depreciation, depletion and amortization	59,883	26,443
Exploration expense	1,708	1,615
Impairment of NLA Disposal Group	214,274	—
(Gain) loss on derivative instruments	40,370	(31,291)
Cash settlements received (paid) on derivative instruments	(20,546)	(983)
Stock-based compensation	3,156	495
Acquisition related costs	359	599
Debt extinguishment costs	—	(11)
Public offering costs	—	182
Total Adjusted EBITDAX	$158,644	$34,572

Note 17. Income Taxes

The Company is a corporation subject to federal and state income taxes. The Company recorded an income tax benefit of $38.1 million and expense of $11.7 million for the three months ended March 31, 2018 and 2017, respectively.  The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017. The effective tax rate for the three months ended March 31, 2018 was 24.8%, compared to 36.6% for the three months ended March 31, 2017.  The decrease of 11.8% in the effective tax rate was primarily due to a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018, primarily due to the impact of the state income tax provision and state tax adjustments associated with the NLA Divestiture.  The effective tax rate differed from the statutory federal income tax rate of 35% for 2017, primarily due to the impact of the state income tax provision.

The Company reported no liability for unrecognized tax benefits as of March 31, 2018 and expects no significant change to the unrecognized tax benefits in the next twelve months.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of March 31, 2018 and December 31, 2017. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

From time to time, we could be liable for environmental claims arising in the ordinary course of business.  We recorded $1.5 million of environmental obligations at March 31, 2018 and did not record any environmental obligations at December 31, 2017.

Firm Gas Transportation Service Agreement

The Company had a firm gas transportation service agreement with Regency Intrastate Gas LLC as discussed in our 2017 Form 10-K.  In connection with the NLA Divestiture, we transferred this agreement to Tanos.

Dedicated Fracturing Fleet Services Agreements

A discussion of these agreements are included in our 2017 Form 10-K.

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.5 million during the three months ended March 31, 2018.

Note 19. Subsequent Events

2025 Senior Note Issuance

See Note 9—“Long-term Debt” for information regarding the completion of another private placement of our 2025 Senior Notes.

Quarterly Preferred Stock Dividend

See Note 10—“Preferred Stock” for information regarding quarterly dividends paid on our outstanding preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018 (“2017 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, drilling results, regulatory changes and other uncertainties, as well as those factors discussed in “Part I—Item 1A. Risk Factors” of our 2017 Form 10-K, “Part II—Item 1A. Risk Factors” contained in this Quarterly Report and “Cautionary Statement Regarding Forward-Looking Statements” in the front of this Quarterly Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

WildHorse Resource Development Corporation (the “Company”) is a Delaware corporation, the common stock, par value $0.01 per share, of which is listed on the New York Stock Exchange under the symbol “WRD.”

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources. Our assets are characterized by concentrated acreage positions in Southeast Texas with multiple producing stratigraphic horizons, or stacked pay zones, and attractive single-well rates of return. We primarily operate in Burleson, Lee and Washington Counties where we primarily target the Eagle Ford Shale.

As of December 31, 2017, we had assembled a total leasehold position of approximately 585,941 gross (477,153 net) acres across our expanding acreage, including approximately 460,000 gross (387,091 net) acres in the Eagle Ford and approximately 125,941 gross (90,062 net) acres in North Louisiana. We have identified a total of approximately 6,069 gross (3,739 net) drilling locations across our acreage as of December 31, 2017. On March 29, 2018 WHR II completed the sale of all of our producing and non-producing oil and natural gas properties in North Louisiana.  See “—Recent Developments” below for additional information regarding the sale of these properties.

Recent Developments

April 2018 Issuance of Additional 2025 Senior Notes

On April 20, 2018, we completed our private placement of an additional $200.0 million in aggregate principal amount of our 2025 Senior Notes (the “April Notes”).  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes.  The April Notes were issued at a price of 102% of par. This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Amendment to Credit Agreement

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion.

North Louisiana Divestiture

In February 2018, WHR II entered into a Purchase and Sale Agreement with Tanos Energy Holdings III, LLC (“Tanos”) for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). In March 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which includes preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We expect to obtain the necessary consent to assign approximately $0.9 million of NLA Assets held for Tanos within the next twelve months.

In addition, WRD could receive contingent payments of up to $35.0 million, of which $0.4 million has been accrued, based on the number of wells spud on such properties over the next four years.  Our contingent consideration arrangement meets the definition of a derivative, but qualifies for a scope exception. We have made an accounting policy election to record the contingent consideration when it is deemed to be realizable.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018 and we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after preliminary customary purchase price adjustments, we recorded an impairment charge of $214.3 million during the three months ended March 31, 2018 to adjust the carrying amount of the disposal group to its estimated fair value less costs to sell.

Sources of Our Revenues

Our revenues are largely derived from the sale of our oil and natural gas production and the sale of NGLs that are extracted from our natural gas during processing. Production revenues are derived entirely from the continental United States.

Oil, natural gas and NGL prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, or to protect the economics of property acquisitions, we typically enter into derivative contracts with respect to a significant portion of estimated natural gas and oil production through various transactions that fix the future prices received. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

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

•

Gathering, Processing and Transportation (“GP&T”). These are costs incurred to deliver the production of our oil, natural gas and NGLs to market. Costs for these expenses can vary based on the volume of oil, natural gas and NGLs produced as well as the cost of commodity processing.  Based on our current set of contracts, the majority of these costs will be reported as a reduction to our gas and NGL revenues.  See Note 2 under “Item 1. Financial Statements” of this Quarterly Report for additional detail and for information regarding our adoption of the new revenue recognition standard.

•

Taxes Other Than Income Taxes. Production taxes are paid on produced oil and natural gas based on rates established by federal, state or local taxing authorities. In general, the production taxes we pay correlate to the changes in oil, natural gas and NGLs revenues. Production taxes for our Texas properties are based on the market value of our production at the wellhead.  Production taxes for our Louisiana properties were based on our gross production at the wellhead. We were also subject to ad valorem taxes in the counties and parishes where our production was located. Ad valorem taxes for our Texas properties are based on the fair market value of our mineral interests for producing wells. Ad valorem taxes for our

Louisiana properties were assessed based on the cost of our oil and natural gas properties. Louisiana imposes a capital based franchise tax on corporations based on capital employed within the state.
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
•

Incentive Unit Compensation Expense. See “Note 14—Incentive Units” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

•

Interest Expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense as we continue to grow.  Interest expense includes the amortization of discounts and premiums, amortization of debt issuance costs as well as the write-off of unamortized debt issuance costs.  We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings.

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

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. Significant estimates with regard to these financial statements include (1) the estimate of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows therefrom; (2) depreciation, depletion and amortization expense; (3) valuation of accounts receivable; (4) accrued capital expenditures and liabilities; (5) asset retirement obligations; (6) deferred income taxes; (7) environmental remediation costs; (8) valuation of derivative instruments; (9) contingent liabilities and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

On January 1, 2018 the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”), using the cumulative effect transition method.  The cumulative effect of adopting the standard was recognized through an adjustment to opening accumulated earnings.  Previous periods have not been revised or adjusted and reflect the revenue standard in effect for those periods.  We expect the overall impact to net income to be immaterial on an ongoing basis.

The impact of adoption of the new revenue standard on our consolidated income statement and balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Revenues:
Oil sales	$182,379	$182,379	$—
Natural gas sales	27,630	28,435	(805)
NGL sales	7,448	9,413	(1,965)
Other Income	1,300	1,166	134
Operating expenses:
Lease operating expenses	16,427	16,433	(6)
Gathering, processing and transportation	1,352	4,103	(2,751)
Depreciation, depletion and amortization	59,883	60,016	(133)
Other operating (income) expense	658	518	140
Income (loss) before income taxes	(153,867)	(153,981)	114
Income tax benefit (expense)	38,093	38,120	(27)
Net income (loss)	(115,774)	(115,861)	87

	At March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Assets:
Oil and gas properties	$2,734,096	$2,738,580	$(4,484)
Accumulated depreciation, depletion and amortization	(280,362)	(280,866)	504
Other non-current assets	13,140	8,737	4,403
Liabilities:
Deferred tax liabilities	33,412	33,319	93
Stockholders' Equity
Accumulated earnings (deficit)	(97,220)	(97,548)	328

	For the Three Months Ended March 31, 2018
	As Reported Under ASC 606	Without ASC 606 Adoption	Increase/(Decrease)
Cash flows from operating activities:
Net income	$(115,774)	$(115,861)	$87
Depreciation, depletion and amortization	59,670	59,803	(133)
Deferred income tax expense (benefit)	(38,125)	(38,152)	27
Consideration paid to customers, net of amortization	(424)	—	(424)

Cash flows from investing activities:
Additions to oil and gas properties	(297,939)	(298,382)	443

A discussion of our critical accounting policies and estimates is included in our 2017 Form 10-K. There have been no significant changes to our critical accounting policies and estimates except for our revenue recognition policy due to the adoption of the new revenue standard. See “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings. The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date. The payment likelihood related to these incentive units was not deemed probable at March 31, 2018.  Unrecognized compensation cost associated with these incentive units was $39.1 million at March 31, 2018.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of March 31, 2018
Expected life (years)	0.29 - 4.54
Expected volatility (range)	46.0% - 58.0%
Dividend yield	0.00%
Risk-free rate (range)	1.75% - 2.49%

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

Results of Operations

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following:

•	the new revenue recognition standard, which was adopted as of January 1, 2018;
•	the NLA Divestiture, which was completed on March 29, 2018;
•	the Acquisition, which was completed on June 30, 2017;
•	the $435.0 million issuance of preferred stock to an affiliate of Carlyle;
•	a more active drilling program; and
•	the private placement of $350.0 million and $150.0 million in February 2017 and September 2017, respectively, of aggregate principal amount of 6.875% senior unsecured notes due 2025.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenues and other income:
Oil sales	$182,379	$39,077
Natural gas sales	27,630	12,145
NGL sales	7,448	2,663
Other income	1,300	407
Total revenues and other income	218,757	54,292
Operating expenses:
Lease operating expenses	16,427	6,928
Gathering, processing and transportation	1,352	1,700
Taxes other than income tax	11,781	3,899
Depreciation, depletion and amortization	59,883	26,443
Impairment of NLA Divestiture Group	214,274	—
General and administrative	12,727	7,482
Exploration expense	1,708	1,615
Other operating (income) expense	658	19
Total operating expenses	318,810	48,086
Income (loss) from operations	(100,053)	6,206
Other income (expense):
Interest expense, net	(13,307)	(5,571)
Debt extinguishment costs	—	11
Gain (loss) on derivative instruments	(40,370)	31,291
Other income (expense)	(137)	15
Total other income (expense)	(53,814)	25,746
Income (loss) before income taxes	(153,867)	31,952
Income tax benefit (expense)	38,093	(11,700)
Net income (loss) available to WRD	$(115,774)	$20,252

Net income (loss) per common share:
Basic and diluted	$(1.24)	$0.22
Weighted-average common shares outstanding:
Basic and diluted	99,245	93,216
Oil and natural gas revenue:
Crude oil	$182,379	$39,077
Natural gas	27,630	12,145
NGLs	7,448	2,663
Total oil and natural gas revenue	$217,457	$53,885
Production volumes:
Oil (MBbls)	2,817	783
Natural gas (MMcf)	8,796	3,849
NGLs (MBbls)	432	160
Total (MBoe)	4,715	1,585
Average sales price:
Oil (per Bbl)	$64.75	$49.90
Natural gas (per Mcf)	3.14	3.16
NGLs (per Bbl)	17.22	16.65
Total (per Boe)	$46.12	$34.01
Average production volumes:
Oil (MBbls/d)	31.3	8.7
Natural gas (MMcf/d)	97.7	42.8
NGLs (MBbls/d)	4.8	1.8
Average net production (MBoe/d)	52.4	17.6
Average unit costs per Boe:
Lease operating expenses	$3.48	$4.37
Gathering, processing and transportation	$0.29	$1.07
Taxes other than income tax	$2.50	$2.46
General and administrative expenses	$2.70	$4.72
Depletion, depreciation and amortization	$12.70	$16.69

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $217.5 million for 2018 compared to $53.9 million for 2017, an increase of $163.6 million (approximately 304%). Production increased 3.1 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford and the Acquisition. The average realized sales price increased $12.11 per Boe (approximately 36%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $41.8 million and $101.5 million due to favorable pricing and production variances, respectively. Natural gas revenues decreased $0.2 million and increased $15.7 million due to unfavorable pricing and favorable production variances, respectively.  NGL revenues increased $0.2 million and $4.6 million due to favorable price and volume variances, respectively.

•

LOE was $16.4 million and $6.9 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $3.48 and $4.37 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the Acquisition and drilling successful wells in the Eagle Ford along with increased efficiencies in 2018 compared to 2017. We recorded $2.0 million of workover expenses in 2018 in comparison to $0.9 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 60% oil compared to 49% oil in 2017, an increase of approximately 21%.

•

GP&T expenses were $1.4 million and $1.7 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.29 and $1.07 for 2018 and 2017, respectively.  The 73% decrease in GP&T expenses on a per Boe basis, was primarily attributable to the impact from the new revenue recognition standard and an increase in production from our drilling activities.

•

Taxes other than income tax were $11.8 million and $3.9 million for 2018 and 2017, respectively; an increase of $7.9 million (approximately 202%).  On a per Boe basis, taxes other than income tax were $2.50 and $2.46 for 2018 and 2017, respectively.  The $7.9 million increase was primarily due to an increase in production taxes of $7.5 million and ad valorem taxes of $0.4 million.  The production taxes increased $3.1 million and $4.4 million due to favorable price and volume variances, respectively.  The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $59.9 million compared to $26.4 million for 2017, a $33.5 million increase (approximately 126%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $52.2 million and the change in the DD&A rate between periods caused DD&A expense to decrease by $18.7 million.

•

G&A expenses were $12.7 million and $7.5 million (an increase of approximately 69%) for 2018 and 2017, respectively.  The $5.2 million increase was primarily due to increased salaries and wages and stock-based compensation costs.  Salaries and wages and other employee benefits increased by $2.7 million primarily due to additional staffing and stock-based compensation costs increased $2.5 million related to our long term incentive plan.

•

Exploration expense was $1.7 million and $1.6 million for 2018 and 2017, respectively.  The $0.1 million increase in exploration expense was largely due to an increase in undeveloped leasehold impairments and abandonments of $0.8 million and $0.2 million related to sand mine exploration. These increases were offset by a decrease in seismic acquisition and other geophysical expenses of $0.3 million and a decrease of $0.6 million in delay rentals.

•

Interest expense was $13.3 million and $5.6 million for 2018 and 2017, respectively.  The $7.7 million increase (approximately 138%) was due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on our senior notes, discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the discount amortization, amortization of debt issuance costs and capitalized interest was $13.6 million for 2018 and $5.1 million for 2017. Amortization of discounts on the 2025 Senior Notes was $0.1 million for 2018 and less than $0.1 million for 2017.  Amortization of debt issue costs was $0.7 million for 2018 compared to $0.8 million for 2017.  Capitalized interest was $1.0 million and $0.4 million for the 2018 and 2017 due to drilling activities.

•

Net losses on commodity derivatives of $40.4 million were recognized during 2018, which consisted of a $17.5 million decrease in the fair value of open positions and $22.9 million of cash settlements paid.  Net gains on commodity derivatives of $31.3 million were recognized during 2017, which consisted of a $31.2 million increase in the fair value of open positions and $0.1 million of cash settlements received.

•

Income tax benefit for 2018 was $38.1 million compared to income tax expense of $11.7 million for 2017. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017.  The effective tax rate for 2018 was 24.8%, compared to 36.6% for 2017.  The decrease of 11.8% in the effective tax rate was primarily due to a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation that was enacted in December 2017.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to the impact of the state income tax provision and state tax adjustments associated with the NLA Divestiture. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to the impact of the state income tax provision.

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

	For the Three Months Ended March 31,
	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:	(in thousands)
Net income (loss)	$(115,774)	$20,252
Interest expense, net	13,307	5,571
Income tax (benefit) expense	(38,093)	11,700
Depreciation, depletion and amortization	59,883	26,443
Exploration expense	1,708	1,615
Impairment of NLA Disposal Group	214,274	—
(Gain) loss on derivative instruments	40,370	(31,291)
Cash settlements received (paid) on derivative instruments	(20,546)	(983)
Stock-based compensation	3,156	495
Acquisition related costs	359	599
Debt extinguishment costs	—	(11)
Public offering costs	—	182
Total Adjusted EBITDAX	$158,644	$34,572

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

As of March 31, 2018, we had $7.0 million of cash and cash equivalents and $741.0 million of available borrowings under our revolving credit facility. As of March 31, 2018, we had a working capital deficit of $172.2 million primarily due to the accrual of capital expenditures. As of March 31, 2018, the borrowing base under our Credit Agreement was $1.05 billion and we had outstanding borrowings of $309.0 million.

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Fourth Amendment to the Credit Agreement, which, among other things, (i) increased the borrowing base from $875.0 million to $1.05 billion. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.  The next scheduled borrowing base redetermination is set for October 2018.

Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock.  We are authorized to issue up to 500,000 shares of Series A perpetual convertible preferred stock and have 435,000 shares of our Series A perpetual convertible preferred stock issued and outstanding. See “Note 10—Preferred Stock” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our Series A perpetual convertible preferred stock.

Capital Expenditure Budget

We established a 2018 drilling and completion capital expenditure budget of $700 million to $800 million. For the three months ended March 31, 2018, our drilling and completion expenditures were approximately $216.7 million primarily related to the development of our Eagle Ford properties.

Revolving Credit Facility

In December 2016, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility.  On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into Fourth Amendment to the Credit Agreement.  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of March 31, 2018.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par and resulted in net proceeds of $338.6 million.  In addition, in September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. On April 20, 2018, we completed the private placement of the April Notes.  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes. The April Notes were issued at a price of 102% of par.  This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds from all issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our capital expenditures.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On February 1, 2018, we made a $17.2 million interest payment on the then-outstanding 2025 Senior Notes.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Counterparty Exposure

Our hedging policy permits us to enter into derivative contracts with major financial institutions or major energy entities. Our derivative contracts are currently with major financial institutions, all of which are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2018 and 2017 have been derived from our consolidated financial statements.  For information regarding the individual components of our cash flow amounts, see the Unaudited Statements of Condensed Consolidated Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$117,969	$27,819
Net cash used in investing activities	$(132,883)	$(65,298)
Net cash provided by financing activities	$21,705	$127,572

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the three months ended March 31, 2018 and the three months ended March 31, 2017, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $118.0 million for 2018, compared to $27.8 million of net cash provided by operating activities for 2017. Production increased 3.1 MMBoe (approximately 197%) and average realized sales prices increased to $46.12 per Boe for 2018 compared to $34.01 per Boe during 2017 as previously discussed above under “Results of Operations.”  The overall period-to-period increase in net cash provided by operating activities was also impacted by higher G&A expenses and LOE due to the growth of the Company.  Net cash provided by operating activities included $20.5 million of cash payments on derivative instruments during 2018 compared to $1.0 million in cash payments during 2017.  There was a $26.8 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2018 compared to 2017.

Investing Activities. During 2018 and 2017, cash flows used in investing activities were $132.9 million and $65.3 million, respectively.  We received $206.4 of net proceeds related to the NLA Divestiture.  See “—Recent Developments” for additional information on the NLA Divestiture.  Acquisitions of oil and gas properties were $19.7 million and $3.0 million during 2018 and 2017, respectively. Additions to oil and gas properties were $297.9 million and $63.3 million during 2018 and 2017, respectively, primarily related to our land leasing activities and drilling and completion activities in the Eagle Ford.  Additions to and acquisitions of other property and equipment were $12.9 million and $1.5 million during 2018 and 2017, respectively. Approximately $9.0 million of the $12.9 million in additions to and acquisitions of other property and equipment during 2018 was related to the acquisition of our in-field sand mine.  In 2018, we paid construction deposits of $8.7 million related to the development of our in-field sand mine.

Financing Activities. Net cash provided by financing activities during 2018 of $21.7 million was primarily attributable to net advances of approximately $22.6 million associated with our revolving credit facility.  Net cash provided by financing activities during 2017 of $127.6 million was primarily attributable to $347.4 million in net proceeds from the February issuance of our 2025 Senior Notes, $34.5 million in proceeds from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering and $15.5 million in advances under our revolving credit facility. These cash inflows were offset by payments under our revolving credit facility of $258.3 million during 2017, debt issuance costs of $9.0 million, and $2.5 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and costs related to our initial public offering which were previously accrued and cash settled during 2017.

Contractual Obligations

During the three months ended March 31, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for:

•	indebtedness under our revolving credit facility increased from $286.4 million at December 31, 2017 to $309.0 million at March 31, 2018; and
•	the assignment of a gas transportation agreement to Tanos associated with the NLA Divestiture.

As previously discussed, in April 2018 we issued an additional $200.0 million of aggregate principal amount of our 2025 Senior Notes. See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information on our indebtedness.

Off–Balance Sheet Arrangements

As of March 31, 2018, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At March 31, 2018, we had $309.0 million outstanding under our revolving credit facility. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2018
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$484,686	$501,250

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

In addition, our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. Each of the counterparties to our derivative contracts currently in place has an investment grade rating. See “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding credit risk associated with our derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting

Beginning on January 1, 2018, we implemented internal controls to ensure we appropriately evaluated and accounted for our contracts under the revenue recognition standard, ASC 606, Revenue from Contracts with Customers. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at March 31, 2018.  For additional discussion of current legal proceedings, please see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I—Item IA. “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes with respect to the risk factors since those disclosed in our 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent sales of unregistered equity securities.

We did not have any sales of unregistered equity securities during the three months ended March 31, 2018.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
(in thousands)
Restricted Share Repurchases (1)
January 1, 2018-January 31, 2018	—	$—	n/a	n/a
February 1, 2018-February 28, 2018	—	$—	n/a	n/a
March 1, 2018-March 31, 2018	3,606	$19.09	n/a	n/a

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

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

2.4

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

4.6

Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank national Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed on March 12, 2018).

4.7

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 10, 2017).

4.8

Registration Rights Agreement, dated as of September  19, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and Wells Faro Securities, LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 20, 2017).

4.9

Registration Rights Agreement, dated as of April 20, 2018, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 23, 2018).

10.1

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Jay C. Graham (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2018).

10.2

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Anthony Bahr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2018).

10.3

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Andrew J. Cozby (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2018).

10.4

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Steve Habachy (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2018).

10.5

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Kyle N. Roane (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2018).

10.6

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Richard D. Brannon (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on March 9, 2018).

10.7

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Scott A. Gieselman (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on March 9, 2018).

10.8

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and David W. Hayes (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on March 9, 2018).

10.9

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Tony R. Weber (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on March 9, 2018).

10.10

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Jonathan M. Clarkson (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on March 9, 2018).

10.11

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Grant E. Sims (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on March 9, 2018).

10.12

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Brian A. Bernasek (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on March 9, 2018).

10.13

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Martin W. Sumner (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on March 9, 2018).

10.14

Indemnification Agreement, dated as of March 9, 2018, by and between WildHorse Resource Development Corporation and Stephanie C. Hildebrandt (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on March 9, 2018).

10.15

Fourth Amendment to Credit Agreement, dated as of March 23, 2018, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 27, 2018).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

Exhibit Number	Description
101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WildHorse Resource Development Corporation
(Registrant)

Date:	May 10, 2018	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer