Form 10-Q/A
period 2018-03-31
WildHorse Resource Development Corp
filed 2018-05-14
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

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

EXPLANATORY NOTE

On May 10, 2018, WildHorse Resource Development Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (the “Original Quarterly Report”). On the cover page of the Company’s Original Quarterly Report the Company inadvertently and incorrectly checked the box indicating that it was a “non-accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is filing this Amendment No. 1 (the “Amendment”) to correct the error on the cover page of the Original Quarterly Report to indicate that the Company is not a “non-accelerated filer” but is instead an “accelerated filer,” as defined in Rule 12b-2 of the Exchange Act.

Except for the foregoing change to the cover page of the Original Quarterly Report, no other information included in the Original Quarterly Report is amended by this Amendment. This Amendment speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to reflect the correction to the cover page of the Original Quarterly Report described herein.

PART II—OTHER INFORMATION

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

Exhibit Number	Description

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

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on May 10, 2018).

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on May 10, 2018).

31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on May 10, 2018).

101.CAL*	XBRL Calculation Linkbase Document.

Exhibit Number	Description

101.DEF*	XBRL Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.SCH*	XBRL Schema Document.

*                          Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WildHorse Resource Development Corporation
(Registrant)

Date:	May 14, 2018	By:	/s/ Andrew J. Cozby
		Name:	Andrew J. Cozby
		Title:	Executive Vice President and Chief Financial Officer