Form 10-Q
period 2018-06-30
WildHorse Resource Development Corp
filed 2018-08-09
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2018, the registrant had 102,005,515 shares of common stock, $0.01 par value outstanding.

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

WTI: West Texas Intermediate.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•	the “Company,” “WildHorse Development,” “WRD,” “we,” “our,” “us” or like terms refer collectively to WildHorse Resource Development Corporation and its consolidated subsidiaries;
•	“WHR II” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries, which previously owned all of our North Louisiana Acreage;
•	“Esquisto II” refers to Esquisto Resources II, LLC;
•	“Acquisition Co.” refers to WHE AcqCo., LLC;
•	“WildHorse Holdings” refers to WHR Holdings, LLC, a limited liability company formed to own a portion of our common stock;
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$19,139	$226
Accounts receivable, net	109,017	84,103
Derivative instruments	—	2,336
Prepaid expenses and other current assets	4,669	3,290
Total current assets	132,825	89,955
Property and equipment:
Oil and gas properties	3,007,462	2,999,728
Other property and equipment	53,124	53,003
Accumulated depreciation, depletion and amortization	(351,248)	(368,245)
Total property and equipment, net	2,709,338	2,684,486
Other noncurrent assets:
Derivative instruments	491	86
Debt issuance costs	3,618	3,573
Other	13,256	—
Total assets	$2,859,528	$2,778,100
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,710	$53,005
Accrued liabilities	193,552	199,952
Derivative instruments	107,206	58,074
Total current liabilities	366,468	311,031
Noncurrent liabilities:
Long-term debt	935,609	770,596
Asset retirement obligations	7,518	14,467
Deferred tax liabilities	20,612	71,470
Derivative instruments	61,866	18,676
Other noncurrent liabilities	874	1,085
Total noncurrent liabilities	1,026,479	876,294
Total liabilities	1,392,947	1,187,325
Commitments and contingencies (Note 18)

Preferred Stock, $0.01 par value: 50,000,000 shares authorized
Series A perpetual convertible preferred stock, $0.01 par value: 500,000 shares authorized; 435,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, (involuntary liquidation preference of $450,389 and $448,146 at June 30, 2018 and December 31, 2017, respectively)	447,726	445,483

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 102,007,516 shares and 101,137,277 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	1,020	1,012
Additional paid-in capital	1,141,140	1,118,507
Accumulated earnings (deficit)	(123,305)	25,773
Total stockholders’ equity	1,018,855	1,145,292
Total liabilities and equity	$2,859,528	$2,778,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and other income:
Oil sales	$207,392	$52,963	$389,771	$92,040
Natural gas sales	8,106	13,277	35,736	25,422
NGL sales	9,668	3,404	17,116	6,067
Other income	247	529	1,547	936
Total revenues and other income	225,413	70,173	444,170	124,465
Operating expenses:
Lease operating expenses	12,088	6,837	28,515	13,765
Gathering, processing and transportation	476	1,942	1,828	3,642
Taxes other than income tax	12,779	4,509	24,560	8,408
Depreciation, depletion and amortization	70,694	33,229	130,577	59,672
Impairment of NLA Disposal Group (Note 3)	—	—	214,274	—
(Gain) loss on sale of properties	(3,167)	—	(3,167)	—
General and administrative expenses	12,917	10,049	25,644	17,531
Incentive unit compensation expense	13,776	—	13,776	—
Exploration expense	4,369	11,504	6,077	13,119
Other operating (income) expense	111	25	769	44
Total operating expense	124,043	68,095	442,853	116,181
Income (loss) from operations	101,370	2,078	1,317	8,284
Other income (expense):
Interest expense, net	(14,002)	(6,633)	(27,309)	(12,204)
Gain (loss) on derivative instruments	(110,805)	46,116	(151,175)	77,407
Other income (expense)	(13)	(2)	(150)	24
Total other income (expense)	(124,820)	39,481	(178,634)	65,227
Income (loss) before income taxes	(23,450)	41,559	(177,317)	73,511
Income tax benefit (expense)	9,356	(15,193)	47,449	(26,893)
Net income (loss) available to WRD	(14,094)	26,366	(129,868)	46,618
Preferred stock dividends	7,961	73	15,350	73
Undistributed earnings allocated to participating securities	—	387	—	434
Net income (loss) available to common stockholders	$(22,055)	$25,906	$(145,218)	$46,111

Earnings per common share:
Basic	$(0.22)	$0.28	$(1.46)	$0.49
Diluted	$(0.22)	$0.28	$(1.46)	$0.49
Weighted-average common shares outstanding:
Basic	99,411	93,685	99,328	93,452
Diluted	99,411	93,685	99,328	93,452

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(129,868)	$46,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	130,249	59,367
Accretion of asset retirement obligations	328	305
Impairments of unproved properties	5,866	10,663
Impairment of NLA Disposal Group	214,274	—
Amortization of debt issuance cost	1,421	1,277
Accretion of senior notes discount	105	105
(Gain) loss on derivative instruments	151,175	(77,407)
Cash settlements on derivative instruments	(50,054)	1,093
Deferred income tax expense (benefit)	(50,925)	26,893
Debt extinguishment expense	—	(11)
Amortization of equity awards	6,991	1,803
Incentive unit compensation expense	13,776	—
(Gain) loss on sale of properties	(3,167)	—
Consideration paid to customers, net of amortization	(1,328)	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(18,321)	(22,307)
Decrease (increase) in prepaid expenses	(831)	(1,760)
Decrease (increase) in inventories	648	—
(Decrease) increase in accounts payable and accrued liabilities	21,168	25,395
Net cash flow provided by operating activities	291,507	72,034
Cash flows from investing activities:
Acquisitions of oil and gas properties	(19,914)	(547,389)
Additions to oil and gas properties	(578,669)	(211,263)
Additions to and acquisitions of other property and equipment	(25,010)	(6,189)
Construction deposits	(7,948)	—
Proceeds from NLA Divestiture	206,406	—
Net cash used in investing activities	(425,135)	(764,841)
Cash flows from financing activities:
Advances on revolving credit facilities	530,000	161,500
Payments on revolving credit facilities	(567,353)	(258,250)
Debt issuance cost	(3,246)	(10,756)
Proceeds from senior notes offering	204,000	347,354
Proceeds from the issuance of preferred stock	—	435,000
Costs incurred in conjunction with the issuance of preferred stock	—	(2,416)
Proceeds from issuance of common stock	—	34,457
Cost incurred in conjunction with issuance of common stock	—	(2,097)
Cost incurred in conjunction with the initial public offering	—	(601)
Preferred stock dividends	(6,756)	—
Repurchase of vested restricted stock	(4,104)	—
Net cash provided by financing activities	152,541	704,191
Net change in cash, cash equivalents and restricted cash	18,913	11,384
Cash, cash equivalents and restricted cash, beginning of period	226	4,001
Cash, cash equivalents and restricted cash, end of period	$19,139	$15,385

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total
December 31, 2017	1,012	1,118,507	25,773	1,145,292
Cumulative effect of accounting change (Note 2)	—	—	243	243
Net income (loss)	—	—	(129,868)	(129,868)
Preferred stock paid-in-kind dividend	—	—	(2,243)	(2,243)
Preferred stock cash dividend	—	—	(6,756)	(6,756)
Accrued preferred stock cash dividend	—	—	(4,479)	(4,479)
Beneficial conversion feature of preferred stock	—	1,872	—	1,872
Amortization of beneficial conversion feature	—	—	(1,872)	(1,872)
Contribution related to incentive unit compensation expense	—	13,776	—	13,776
Repurchase of vested restricted common stock	(2)	—	(4,103)	(4,105)
Amortization of equity awards	10	6,985	—	6,995
June 30, 2018	$1,020	$1,141,140	$(123,305)	$1,018,855

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

WHR II, Esquisto II, Acquisition Co., WHR Eagle Ford LLC (“WHR EF”) and Burleson Sand LLC (“Burleson Sand”) are wholly owned subsidiaries of the Company as of June 30, 2018. WildHorse Resources Management Company, LLC (“WHRM”) is a wholly owned subsidiary of WHR II.  Esquisto II has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

In June 2018, we formed a wholly-owned subsidiary, WHCC Infrastructure LLC, and in July 2018, made an initial capital contribution of approximately $10.0 million in such subsidiary for midstream opportunities.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

environmental remediation costs; (8) valuation of derivative instruments; (9) contingent liabilities and (10) impairment expense. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and such revisions could be material.

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2017 Form 10-K.  There have been no changes except as discussed below.

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$22,487	$306
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	(23,993)	82,295
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	(3,027)	(8,687)

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

date practicable. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as finance or operating leases. The classification will be based on criteria that are similar to the current lease accounting guidance. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. Originally, entities were the required to use the modified retrospective approach, including applicable practical expedients related to leases commenced before the effective date.  However, in July 2018, the FASB issued targeted improvements to the new leasing standard, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.  As the Company is the lessee under various agreements for office space, compressors and equipment currently accounted for as operating leases, the new rules will increase reported assets and liabilities.  The full quantitative impacts of the new standard are dependent on the leases in force at the time of adoption and, as a result, the evaluation of the effect of the new standard will extend over future periods.  The Company is also currently evaluating which transition approach will be used upon adoption.

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

Previous periods have not been revised or adjusted and reflect the revenue standard in effect for those periods.  Under the previous revenue recognition standard, revenues were recognized when the product was delivered at a fixed and determinable price, title transferred and collectability was reasonably assured and evidenced by a contract.

Crude oil sales contracts

We have performance obligations under our crude oil sales contracts to deliver barrels of oil, where each barrel of oil is considered to be its own performance obligation under the new revenue standard.  Volumes are generally not predetermined and pricing for the crude oil is index-based, adjusted for location and other economic factors.  We recognize revenue from the sale of our crude oil at a point in time, when we transfer control of the crude oil to our purchaser, which occurs when the oil passes through our facilities (typically a tank battery or our third-party contracted trucks) into our purchaser’s receiving equipment (typically a truck or their pipeline).  Once the crude oil has been delivered, we have fulfilled our obligation and we no longer have the ability to direct the use of, or obtain any of the remaining benefits from

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that crude oil.   Sales of crude oil are presented on the “Oil sales” line item of our statement of operations.  The adoption of the new revenue standard did not result in any material changes to the accounting or presentation of oil sales.

Natural gas sales contracts

Our natural gas contracts stipulate that we deliver unprocessed natural gas to a contractually specified delivery point. Once the natural gas enters our customer’s facilities, it may be compressed, dehydrated, treated, separated into residue gas (predominately methane) and NGLs, or otherwise processed.  For a majority of our natural gas sales contracts, WildHorse transfers control of the natural gas (which could include both residue gas and NGLs) to our customer upon delivery into their facilities and we recognize revenue at that point in time.  Our performance obligation within these contracts is to deliver unprocessed natural gas.  Once delivered, we have fulfilled our obligation and our customers have full control over the use, sale or disposition of the gas.  Any charges assessed to us by our customer, including but not limited to gathering, processing, compression, treating and dehydration are considered to be a reduction to the transaction price because we did not receive a distinct good or service from the customer.  Services are not deemed to be provided to us because the related activities occur after we transfer control of the gas to our customer.   Prior to the adoption of the new revenue standard, these charges were reported within “Gathering, processing and transportation” expense in our statement of operations, while these costs are now being netted against revenues.

For the other portion of our natural gas sales contracts, our contracts are structured such that both the customer and WildHorse have shared contractual control over the natural gas.  Contractual terms dictate that payment to us is based on actual extracted volumes of NGLs/residue gas.  Further, the contracts stipulate that a portion of that processed gas is retained by our customer as compensation for their services, thereby incentivizing the customer to process our gas and operate their facilities efficiently in our best interest.  Under these contracts, the value associated with the volumes our customer retains and any charges assessed by our customer are recognized on our “Gathering, processing and transportation” expense line item.  This is because the gas is contractually controlled jointly by both us and our customer until our performance obligation is fulfilled at the tailgate of our customer’s plant (once processing has been completed).  Our performance obligation under these contracts is to sell the extracted NGLs and residue gas.  We recognize revenue at a point in time (at the plant tailgate) when we have fulfilled our performance obligation.  Prior to the adoption of the new revenue standard, we did not recognize the volumes retained by our customer as an expense and we reported revenues net of the volumes they retained.

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

Performance obligations fulfilled in a prior period

We record revenue in the month oil or natural gas volumes are delivered to the customer, based on estimated production, prices and revenue deductions.  Any variances between our estimates and the actual amounts received are generally recorded one month after delivery for operated oil sales, two months after delivery for operated natural gas and NGL sales and three months after delivery for non-operated oil, natural gas and NGL sales.

Disaggregation of revenue

The new revenue standard requires that we disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  Our statement of operations disaggregates revenue to reflect pricing realities present in our contracts with our

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customers.  The terms of our natural gas sales contracts stipulate that the pricing we receive for our unprocessed natural gas will be based on the volumes of lower value natural gas and higher value NGLs present in the unprocessed natural gas we deliver.  Fees assessed by our customers (that reduce revenue) are allocated between gas and NGLs on a volumetric basis or based upon the nature of the fee.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard is as follows (in thousands):

	At December 31,	Adjustments for	At January 1,
	2017	ASC 606	2018
Assets:
Oil and gas properties	$2,999,728	$(4,041)	$2,995,687
Accumulated depreciation, depletion and amortization	(368,245)	371	(367,874)
Other non-current assets	—	3,978	3,978
Liabilities:
Deferred tax liabilities	$71,470	$67	$71,537
Stockholders’ Equity:
Accumulated earnings (deficit)	$25,773	$243	$26,016

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

Contract assets - The new revenue standard requires certain disclosure around contract assets.  Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time.  We have an unconditional right to payment upon completion of our performance obligations and have therefore recorded no contract assets as of June 30, 2018.

Unsatisfied performance obligations - We have no unsatisfied performance obligations under our contracts.  The majority of our contracts do not have stated volumes and we consider our performance obligations to be satisfied upon transfer of control of the commodity.  In our remaining contracts where we are obligated to deliver a stated volume, all volumes are delivered in the period and we do not have any unsatisfied performance obligations under those contracts at the end of a period.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement, balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Without ASC 606	Increase/-	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease	Under ASC 606	Adoption	Decrease
Revenues:
Oil sales	$207,392	$207,421	$(29)	$389,771	$389,800	$(29)
Natural gas sales	8,106	9,540	(1,434)	35,736	37,975	(2,239)
NGL sales	9,668	12,193	(2,525)	17,116	21,601	(4,485)
Other Income	247	304	(57)	1,547	1,738	(191)
Operating expenses:
Lease operating expenses	12,088	12,395	(307)	28,515	28,816	(301)
Gathering, processing and transportation	476	4,022	(3,546)	1,828	8,120	(6,292)
Depreciation, depletion and amortization	70,694	70,849	(155)	130,577	130,866	(289)
Other operating (income) expense	111	282	(171)	769	1,080	(311)
Income (loss) before income taxes	(23,450)	(23,583)	133	(177,317)	(177,565)	248
Income tax benefit (expense)	9,356	9,383	(27)	47,449	47,503	(54)
Net income (loss)	(14,094)	(14,200)	106	(129,868)	(130,062)	194

	At June 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Assets:
Oil and gas properties	$3,007,462	$3,012,871	$(5,409)
Accumulated depreciation, depletion and amortization	(351,248)	(351,907)	659
Other non-current assets	13,256	7,951	5,305
Liabilities:
Deferred tax liabilities	20,612	20,492	120
Stockholders' Equity
Accumulated earnings (deficit)	(123,305)	(122,629)	(676)

	For the Six Months Ended June 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Cash flows from operating activities:
Net income	$(129,868)	$(130,062)	$194
Depreciation, depletion and amortization	130,249	130,538	(289)
Deferred income tax expense (benefit)	(50,925)	(50,979)	54
Consideration paid to customers, net of amortization	(1,328)	—	(1,328)

Cash flows from investing activities:
Additions to oil and gas properties	(578,669)	(577,301)	(1,368)

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

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions accounted for as business combinations are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2018	2017	2018	2017
$129	$2,199	$488	$2,798

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

Sand Mine Acquisition.  On January 4, 2018, Burleson Sand acquired surface and sand rights on approximately 727 acres in Burleson County, Texas for approximately $9.0 million to construct and operate an in-field sand mine.  Our capitalized sand assets were $25.1 million at June 30, 2018. In addition, we have $7.9 million of unapplied construction deposits that were paid during the six months ended June 30, 2018.

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

On June 30, 2017, we completed the Acquisition. Consideration consisted of approximately $533.6 million in cash and approximately 5.5 million shares of our common stock.  The common stock was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017, by and among us and KKR. We finalized our purchase price allocation during the six months ended June 30, 2018 and received a $0.6 million cash payment from the Sellers on February 1, 2018.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed after customary purchase price adjustments of the Acquisition (in thousands):

Consideration
Cash	$533,002
Common stock	60,754
Total consideration	$593,756

Final Purchase Price Allocation
Proved oil and gas properties	$264,467
Unproved oil and gas properties	333,778
Accounts receivable	60
Asset retirement obligations	(2,500)
Accrued liabilities	(2,049)
Total identifiable net assets	$593,756

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2017 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical statements of operations and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2017	2017
Revenues	$93,471	$172,674
Net income (loss)	38,747	69,777
Earnings per share (basic and diluted)	$0.41	$0.74

Burleson 2017 Acquisitions.    During the six months ended June 30, 2017, we closed on multiple transactions to acquire oil and natural gas producing and non-producing properties from third parties in Burleson County, Texas for approximately $17.7 million, of which $10.6 million was allocated to unproved oil and natural gas properties.

2018 Divestiture

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). On March 29, 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which includes preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We received the necessary consent to assign approximately $0.9 million of NLA Assets and assigned such NLA Assets to Tanos on August 1, 2018.  We have recorded this $0.9 million as a component of “Prepaid expenses and other current assets” on our Unaudited Condensed Consolidated Balance Sheets.

In addition, WRD could receive contingent payments of up to $35.0 million, of which $0.4 million has been accrued, based on the number of wells spud on such properties over the next four years.  Our contingent consideration arrangement

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

meets the definition of a derivative, but qualifies for a scope exception. We have made an accounting policy election to record the contingent consideration when it is deemed to be realizable.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after customary preliminary purchase price adjustments, we recorded an impairment charge of $214.3 million during the six months ended June 30, 2018 to adjust the carrying amount of the disposal group (“NLA Disposal Group”) to its estimated fair value less costs to sell.  The impairment is reflected on our Unaudited Statements of Condensed Consolidated Operations as “Impairment of NLA Disposal Group.”  For the six months ended June 30, 2018 and June 30, 2017 the NLA Disposal Group had a $201.8 million pre-tax loss and $0.6 million pre-tax profit, respectively.

During the three and six months ended June 30, 2018, we recognized an estimated gain of $3.2 million which we expect to realize upon final settlement.  We have recorded a $3.5 million final settlement receivable from Tanos at June 30, 2018.  We recorded a $4.3 million receivable from Tanos related to the transition services agreement, which was collected on July 20, 2018.  We provided Tanos with transitional accounting and land services during the three months ended June 30, 2018 and recognized $1.0 million of fees as a reduction to our general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2018 and December 31, 2017 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$491	$—	$491
Liabilities:
Commodity derivatives	$—	$169,072	$—	$169,072

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$2,422	$—	$2,422
Liabilities:
Commodity derivatives	$—	$76,750	$—	$76,750

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy.  See “Note 8—Asset Retirement Obligations” for a summary of changes in AROs.

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. We did not record impairments to proved oil and natural gas properties during the three and six months ended June 30, 2018 and 2017.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three and six months ended June 30, 2018, we recorded $4.4 million and $5.9 million of impairments of unproved properties, respectively. We recorded $10.0 million and $10.7 million of impairments of unproved properties for the three and six months ended June 30, 2017, respectively.

•	We recorded an impairment associated with the NLA Assets during the six months ended June 30, 2018. See Note 3—“Acquisitions and Divestitures—2018 Divestiture” for additional information.

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

Commodity Derivatives

We have fixed price commodity swaps, basis swaps, and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty.  We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash paid or received on settled derivative positions during the six months ended June 30, 2018 and 2017 is net of deferred premiums of $4.2 million and $0.6 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, all of which are also lenders under our credit agreement, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At June 30, 2018 we had net derivative liabilities of $168.6 million and we did not have a right of offset as we were in a net liability position with all of our counterparties.

See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following derivative contracts were in place at June 30, 2018:

	Remainder 2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	2,958,527	6,652,369	4,511,681
Weighted-average fixed price	$52.36	$54.45	$53.49

Put options:
Volume (Bbls)	1,656,378	1,749,757	—
Weighted-average floor price	$50.04	$53.83	$—
Weighted-average put premium	$(3.64)	$(5.43)	$—

LLS basis swaps:
Volume (Bbls)	3,339,230	—	—
Spread-WTI	$3.02	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	4,723,634	6,425,146	4,846,020
Weighted-average fixed price	$2.79	$2.79	$2.76

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2018 and December 31, 2017 (in thousands). There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commodity contracts	Short-term derivative instruments	$—	$2,336	$107,206	$58,074
Netting arrangements	Short-term derivative instruments	—	—	—	—
Net recorded fair value		$—	$2,336	$107,206	$58,074

Commodity contacts	Long-term derivative instruments	$491	$86	$61,866	$18,676
Netting arrangements	Long-term derivative instruments	—	—	—	—
Net recorded fair value		$491	$86	$61,866	$18,676

Gains & (Losses) on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Unaudited Statements of Condensed Consolidated Operations. The following table details the gains and losses related to derivative instruments for the three and six months ending June 30, 2018 and 2017 (in thousands):

	Statements of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Operations Location	2018	2017	2018	2017
Commodity derivative contracts	Gain (loss) on derivative instruments	$(110,805)	$46,116	$(151,175)	$77,407

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Oil, gas and NGL sales	$77,866	$67,584
Joint interest billings	18,595	9,467
Severance tax	987	171
North Louisiana Settlement receivable	—	5,955
Environmental remediation	1,258	—
Other current receivables	2,627	1,026
NLA Divestiture and transition	7,884	—
Allowance for doubtful accounts	(200)	(100)
Total	$109,017	$84,103

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	June 30,	December 31,
	2018	2017
Balance at beginning of period	$100	$100
Charged to costs and expenses	100	—
Balance at end of period	$200	$100

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Capital expenditures	$136,615	$162,260
Preferred stock cash dividends	4,479	—
Lease operating expense	4,708	5,796
General and administrative	6,243	1,642
Severance and ad valorem taxes	7,267	3,463
Interest expense	20,122	17,177
Derivative payable	10,804	5,281
Environmental liability	297	—
Income taxes	2,166	991
Other accrued liabilities	851	3,342
Total	$193,552	$199,952

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Asset retirement obligations at beginning of period	$14,557
Accretion expense	328
Liabilities incurred	350
Disposition of wells and gathering system	(7,627)
Asset retirement obligations at end of period	7,608
Less: current portion	90
Asset retirement obligations – long-term	$7,518

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
Debt Obligation	2018	2017
WRD revolving credit facility	$249,000	$286,353
2025 Senior Notes (as defined below) (1)	700,000	500,000
Unamortized net discounts - 2025 Senior Notes	(809)	(4,914)
Unamortized debt issuance costs - 2025 Senior Notes	(12,582)	(10,843)
Total long-term debt	$935,609	$770,596

(1)

The estimated fair value of this fixed-rate debt was $713.2 million and $511.3 million at June 30, 2018 and December 31, 2017, respectively.  The estimated fair values are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.

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

2025 Senior Notes

On February 1, 2017, we completed a private placement of $350.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025 (the “2025 Senior Notes”).  The 2025 Senior Notes were issued at a price of 99.244% of par and resulted in net proceeds of approximately $338.6 million.  On September 19, 2017, we completed a private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in net proceeds of approximately $144.7 million.  Additionally, on April 20, 2018, we completed a private placement of $200.0 million aggregate principal amount of our 2025 Senior Notes (the “April Notes”) issued at 102.00% of par, which resulted in net proceeds of approximately $201.0 million.

The notes issued in September 2017 and April 2018 are treated as a single class of debt securities with the 2025 Senior Notes issued in February 2017.   The 2025 Senior Notes will mature on February 1, 2025 and interest is payable on February 1 and August 1 of each year.  The 2025 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The net proceeds from each of the February 2017, September 2017 and April 2018 offerings of the 2025 Senior Notes were used to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the 2017 offerings of the 2025 Senior Notes, we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2025 Senior Notes could exchange the unregistered 2025 Senior Notes for registered notes with substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the 2025 Senior Notes for registered guarantees with substantially identical terms.  On November 20, 2017, substantially all of the then-outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Facility	2018	2017	2018	2017
WRD revolving credit facility	3.84%	3.40%	3.97%	3.48%

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized Debt Issuance Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017
WRD revolving credit facility
Current	$1,462	$1,203
Long-term	3,618	3,573

6.875% senior unsecured notes, due February 2025	12,582	10,843
Total	$17,662	$15,619

Note 10. Preferred Stock

The following is a summary of the changes in our preferred stock for the three months ended June 30, 2018:

Series A Perpetual
Convertible Preferred
Stock
(in thousands)
Balance at December 31, 2017	$445,483
Accrual of paid-in-kind dividend	2,243
Beneficial conversion feature ("BCF")	(1,872)
Amortization of BCF	1,872
Balance at June 30, 2018	$447,726

Preferred Stock Dividend

The terms of our outstanding preferred stock require us to pay a quarterly dividend.  Because we are legally obligated to pay cumulative dividends, whether or not declared, we accrue the dividends as earned.  The declaration of a dividend after the balance sheet date, but before the financial statements are issued is considered to be a recognizable subsequent event that provides additional evidence about conditions that existed at the date of the balance sheet. A recognized subsequent event is to be recognized in the financial statements as if they occurred before the balance sheet date. Declaration of paid-in-kind dividends subsequent to the balance sheet date are recorded as an increase to the carrying amount of the preferred stock.   Declaration of a cash dividends subsequent to the balance sheet date are recorded as an accrued liability.

On January 31, 2018, an aggregate quarterly dividend of $6.656 million on our outstanding shares of preferred stock was paid by an automatic increase to the Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock) of each such share of preferred stock as of the date of issuance. The declared dividend was for the period from November 1, 2017 to January 31, 2018 and was paid to holders of record on January 15, 2018.  In connection with this paid-in-kind dividend, we recognized a $1.9 million BCF that will be amortized over the earliest preferred stock conversion period as additional dividends.  At June 30, 2018, we have amortized $1.9 million of the BCF.

On April 30, 2018, an aggregate quarterly cash dividend of $6.756 million was paid to holders of record as of April 15, 2018 for the period from February 1, 2018 to April 30, 2018.

Subsequent Event. On July 31, 2018, an aggregate quarterly cash dividend of $6.756 million was paid to holders of record as of July 15, 2018 for the period from May 1, 2018 to July 31, 2018.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2018:

Balance, December 31, 2017	101,137,277
Restricted common shares issued	1,071,565
Restricted common shares forfeited	(48,660)
Repurchase of vested restricted shares (1)	(152,666)
Balance, June 30, 2018	102,007,516

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  Shareholders surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes.  Total payments remitted for employee tax obligations to the appropriate taxing authorities were approximately $4.1 million for the six months ended June 30, 2018.  The net-settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been outstanding due to the vesting and did not represent an expense to the Company.

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the six months ended June 30, 2018. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to WRD	$(14,094)	$26,366	$(129,868)	$46,618
Less: Preferred stock dividends	7,961	73	15,350	73
Less: Undistributed earnings allocated to participating securities	—	387	—	434
Net income (loss) available to common stockholders	$(22,055)	$25,906	$(145,218)	$46,111

Denominator:
Weighted-average common shares outstanding (in thousands) (1)	99,411	93,685	99,328	93,452
Basic EPS	$(0.22)	$0.28	$(1.46)	$0.49
Diluted EPS (1)	$(0.22)	$0.28	$(1.46)	$0.49

(1)

The Company used the two-class method for both basic and diluted EPS.  Restricted shares were excluded from the calculation of diluted EPS under the treasury stock method due to their antidilutive effect as we were in a loss position for the three and six months ended June 30, 2018.  For the three and six months ended June 30, 2017, 455 incremental restricted shares and 308 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.   For the three and six months ended June 30, 2018, 32,402 shares and 32,323 shares, were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.  For the three and six months ended June 30, 2017, 344 shares and 173 shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share (1)
Restricted common stock outstanding at December 31, 2017	1,897,790	$13.95
Granted (2)	1,071,565	$25.58
Forfeited	(48,660)	$15.29
Vested	(548,669)	$13.95
Restricted common stock outstanding at June 30, 2018	2,372,026	$19.18

(1)	Determined by dividing the aggregate grant date fair value of stock subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2018 was $27.4 million based on the grant date market price of ranging from $18.14 to $27.07 per share.

For the three months ended June 30, 2018 and 2017, we recorded $3.8 million and $1.3 million of recognized compensation expense, respectively, associated with these awards.  For the six months ended June 30, 2018 and 2017, we recorded $7.0 million and $1.8 million of recognized compensation expense, respectively, associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $41.4 million at June 30, 2018.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.39 years.

Note 14. Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings (the “LLCs”). Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings and the LLCs.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date or as a result of an actual distribution. Compensation cost related to an actual distribution by Esquisto Holdings to incentive unitholders of 500,932 shares of our common stock on May 14, 2018 resulted in non-cash compensation expense of $13.8 million offset by a deemed capital contribution. Compensation costs associated with satisfying the remaining performance conditions were not deemed probable at June 30, 2018.

Under the respective limited liability company agreements of WildHorse Investment Holdings and the LLCs, WildHorse Investment Holdings and the LLCs are obligated to provide to the holders of incentive units, including named executive officers, a portion of their respective distributions, but only after a substantial priority distribution, the amount of which is specified in each respective limited liability company agreement and is referred to as a "distribution threshold," has first been made to the holders of capital interests in WildHorse Investment Holdings and the LLCs (who are the investors in these entities). The distribution threshold differs with regard to each class (referred to as a "tier") of incentive units in WildHorse Investment Holdings (which has five tiers) and the LLCs (each of which has two tiers).  As the only assets of the LLCs are shares of our common stock, any distributions to the named executive officers holding incentive units in the LLCs would be dependent on distributions of cash proceeds of sales of shares of our common stock or distribution of our common stock to holders of capital interests sufficient in amount to exceed the applicable distribution threshold, thereby enabling the commencement of participation by holders of incentive units in additional distributions.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All incentive units not vested are forfeited upon a termination of employment. All incentive units will be forfeited if a holder resigns whether the incentive units are vested or not. If the payouts have not yet occurred, then all incentive units, whether or not vested, will be forfeited automatically (unless extended).

Note 15. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three and six months ended June 30, 2018 and 2017, we received $0.5 million, $1.2 million, $0.6 million and $1.5 million, respectively, from Genesis.

Ms. Stephanie Hildebrandt has served as a member of our board of directors since December 2017. Ms. Hildebrandt has served as Senior Vice President, General Counsel, and Secretary of Archrock Inc., (“Archrock”) since August 2017. Archrock is a provider of compression services. During the three and six months ended June 30, 2018, we had disbursement of less than $0.1 million and $0.1 million, respectively, to Archrock.

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

NGP ECM.    During the three and six months ended June 30, 2017, we had net disbursements of less than $0.1 million and $0.1 million, respectively, related to director and advisory fees and reimbursement of initial public offering costs.  We did not have any related party payments or receipts for the three and six months ended June 30, 2018.

Cretic Energy Services, LLC.  We recorded payments of $0.1 million for both the three and six months ended June 30, 2017 to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities. We did not have any related party payments for the three and six months ended June 30, 2018.

CH4 Energy.  CH4 Energy entities are NGP affiliated companies and Mr. Brannon, a former member of our board of directors, is President of these entities.  During the three and six months ended June 30, 2018 we had disbursements of less than $0.1 million and $0.1 million, respectively, to certain CH4 Energy entities for office rental and parking payments.  During the three and six months ended June 30, 2017 we had disbursements of less than $0.1 million and $0.4 million to certain CH4 Energy entities, respectively.  For the six months ended June 30, 2017, $0.3 million was a reimbursement of landman services and expenses incurred in 2016 that CH4 Energy entities had paid on our behalf and $0.1 million was related to office rental and parking payments.

Related Party Agreements

Stockholders’ Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, Petromax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we agreed to pay a monthly management fee to the Service Providers.  NGP and certain former management members of Esquisto own the Service Providers.  The transition service agreement was terminated on March 31, 2017 and $0.1 million was paid to the Service Providers during the six months ended June 30, 2017.

Note 16. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  As of June 30, 2018, we identified one operating segment and one reportable segment—the Eagle Ford—that is engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States.  Historically, we had two operating segments – the Eagle Ford and North Louisiana – that were aggregated into one reportable segment.  On March 29, 2018 we closed the NLA Divestiture, which involved substantially all of the assets previously included in our North Louisiana operating segment.  See Note 3 for additional information related to the NLA Divestiture.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues.  Furthermore, all of our revenues are from external customers.  The Company uses Adjusted EBITDAX, a non-GAAP financial measure, as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$(14,094)	$26,366	$(129,868)	$46,618
Interest expense, net	14,002	6,633	27,309	12,204
Income tax (benefit) expense	(9,356)	15,193	(47,449)	26,893
Depreciation, depletion and amortization	70,694	33,229	130,577	59,672
Exploration expense	4,369	11,504	6,077	13,119
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on derivative instruments	110,805	(46,116)	151,175	(77,407)
Cash settlements received (paid) on derivative instruments	(29,508)	2,076	(50,054)	1,093
Stock-based compensation	3,835	1,308	6,991	1,803
Incentive unit compensation	13,776	—	13,776	—
Acquisition related costs	129	2,199	488	2,798
(Gain) loss on sale of properties	(3,167)	—	(3,167)	—
Debt extinguishment costs	—	—	—	(11)
Initial public offering costs	—	—	—	182
Total Adjusted EBITDAX	$161,485	$52,392	$320,129	$86,964

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes

The Company is a corporation subject to federal and state income taxes. The Company records its tax provision in interim periods using the estimated annual effective tax rate. Discrete items are excluded from the Company’s estimated annual effective tax rate and income tax effects associated with discrete items are recognized in the period in which they occur.

The Company recorded an income tax benefit of $9.4 million and an income tax expense of $15.2 million for the three months ended June 30, 2018 and 2017, respectively. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017. The effective tax rate for the three months ended June 30, 2018 and 2017 was 39.9% and 36.6%, respectively. The increase in the effective tax rate was primarily due to state income taxes and incentive unit compensation, offset by a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017, and an excess tax benefit related to stock-based compensation recorded in the three months ended June 30, 2018.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018, primarily due to incentive unit compensation, stock-based compensation and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017, primarily due to the impact of the state income tax provision.

The Company recorded an income tax benefit of $47.5 million and an income tax expense of $26.9 million for the six months ended June 30, 2018 and 2017, respectively. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was 26.8% and 36.6%, respectively. The decrease in the effective tax rate was primarily due to incentive unit compensation and a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017, partially offset by an excess tax benefit associated with stock-based compensation, state tax adjustments associated with the NLA Divestiture, and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 21% for 2018, primarily due to incentive unit compensation, stock-based compensation, state tax adjustments associated with NLA Divestiture, and the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017, primarily due to the impact of the state income tax provision.

The Company reported no liability for unrecognized tax benefits as of June 30, 2018 and expects no significant change to the unrecognized tax benefits in the next twelve months.

Note 18. Commitments and Contingencies

Lease Obligations

We executed a new lease for corporate office space in June 2018 that has escalating payments starting, if certain conditions are satisfied, on October 1, 2018 through December 31, 2026.  Assuming certain conditions are satisfied, the lease for our current corporate office will terminate on September 30, 2018.  The table below reflects our estimated minimum commitments as of June 30, 2018 related to our corporate office leases (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter
Office Lease	$801	$1,958	$1,994	$2,036	$2,066	$8,621

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of June 30, 2018 and December 31, 2017. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Klein v. Graham, et al.: On August 2, 2018, James M. Klein filed a derivative action in the Delaware Court of Chancery against seven of the Company’s directors and one of its former directors (the “Director Defendants”), NGP Energy Capital Management, LLC, CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), and (as a nominal defendant only) the Company.  The complaint asserts claims relating to the Company’s entry into a Preferred Stock Purchase Agreement with the Carlyle Investor, dated May 10, 2017.  The lawsuit seeks monetary damages and attorneys’ fees.  The Company believes the claims are entirely without merit and intends to vigorously defend against them.

From time to time, we could be liable for environmental claims arising in the ordinary course of business.  We recorded $0.3 million of environmental obligations at June 30, 2018 and did not record any environmental obligations at December 31, 2017.

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

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.5 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively.

Note 19. Subsequent Events

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources. Our assets are characterized by concentrated acreage positions in Southeast Texas with multiple producing stratigraphic horizons, or stacked pay zones, and attractive single-well rates of return. We primarily operate in Burleson, Lee and Washington Counties where we primarily target the Eagle Ford Shale and the Austin Chalk.

As of December 31, 2017, we had assembled a total leasehold position of approximately 585,941 gross (477,153 net) acres across our expanding acreage, including approximately 460,000 gross (387,091 net) acres in the Eagle Ford and approximately 125,941 gross (90,062 net) acres in North Louisiana. We have identified a total of approximately 6,069 gross (3,739 net) drilling locations across our acreage as of December 31, 2017 including 4,675 gross (3,097 net) drilling locations in the Eagle Ford and 1,394 gross (642 net) drilling locations in North Louisiana. On March 29, 2018 WHR II completed the sale of all of our producing and non-producing oil and natural gas properties in North Louisiana.  See “—Recent Developments” below for additional information regarding the sale of these properties.

Recent Developments

April 2018 Issuance of Additional 2025 Senior Notes

On April 20, 2018, we completed a private placement of an additional $200.0 million in aggregate principal amount of our 2025 Senior Notes (the “April Notes”).  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes.  The April Notes were issued at a price of 102% of par. This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds to repay borrowings outstanding under our revolving credit facility and for general corporate purposes.

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

North Louisiana Divestiture

In February 2018, WHR II entered into a Purchase and Sale Agreement with Tanos Energy Holdings III, LLC (“Tanos”) for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). In March 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which includes preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We received the necessary consent to assign approximately $0.9 million of NLA Assets and assigned such NLA Assets to Tanos on August 1, 2018.

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

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after preliminary customary purchase price adjustments, we recorded an impairment charge of $214.3 million during the six months ended June 30, 2018 to adjust the carrying amount of the disposal group to its estimated fair value less costs to sell. See “Note 3—Acquisitions and Divestitures” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

Sources of Our Revenues

Our revenues are largely derived from the sale of our oil and natural gas production and the sale of NGLs that are extracted from our natural gas during processing. Production revenues are derived entirely from the continental United States.

Oil, natural gas and NGL prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in oil and natural gas prices on revenues, or to protect the economics of property acquisitions, we typically enter into derivative contracts with respect to a significant portion of estimated oil and natural gas production through various transactions that fix the future prices received. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Principal Components of Cost Structure

Costs associated with producing oil, natural gas and NGLs are substantial. Some of these costs vary with commodity prices, some trend with the type and volume of production, and others are a function of the number of wells we own. The sections below summarize the primary operating costs we typically incur.

•

Lease Operating Expenses. Lease operating expenses (“LOE”) are the costs incurred in the operation of producing properties and workover costs. Expenses for utilities, direct labor, water injection and disposal, compressor expenses, chemical expenses, workover rigs and workover expenses, materials and supplies comprise the most significant portion of our LOE. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased LOE in periods during which they are performed. Certain of our operating cost components are variable and increase or decrease as the level of produced hydrocarbons and water increases or decreases. For example, we incur power costs in connection with various production-related activities, such as pumping to recover oil and natural gas and separation and treatment of water produced in connection with our oil and natural gas production.

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

•

Gathering, Processing and Transportation (“GP&T”). These are costs incurred to deliver the production of our oil, natural gas and NGLs to market. Costs for these expenses can vary based on the volume of oil, natural gas and NGLs produced as well as the cost of commodity processing.  Based on our current set of contracts, the majority of these costs will be reported as a reduction to our natural gas and NGL revenues.  See Note 2 under “Item 1. Financial Statements” of this Quarterly Report for additional detail and for information regarding our adoption of the new revenue recognition standard.

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

•

Gain (Loss) on Derivative Instruments. Net realized and unrealized gains or losses on our derivatives are a function of fluctuations in the underlying commodity prices and the monthly settlement of the instruments. Given the volatility of commodity prices, it is not possible to predict future reported unrealized mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

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

The impact of adoption of the new revenue standard on our consolidated income statement and balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Without ASC 606	Increase/-	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease	Under ASC 606	Adoption	Decrease
Revenues:
Oil sales	$207,392	$207,421	$(29)	$389,771	$389,800	$(29)
Natural gas sales	8,106	9,540	(1,434)	35,736	37,975	(2,239)
NGL sales	9,668	12,193	(2,525)	17,116	21,601	(4,485)
Other Income	247	304	(57)	1,547	1,738	(191)
Operating expenses:
Lease operating expenses	12,088	12,395	(307)	28,515	28,816	(301)
Gathering, processing and transportation	476	4,022	(3,546)	1,828	8,120	(6,292)
Depreciation, depletion and amortization	70,694	70,849	(155)	130,577	130,866	(289)
Other operating (income) expense	111	282	(171)	769	1,080	(311)
Income (loss) before income taxes	(23,450)	(23,583)	133	(177,317)	(177,565)	248
Income tax benefit (expense)	9,356	9,383	(27)	47,449	47,503	(54)
Net income (loss)	(14,094)	(14,200)	106	(129,868)	(130,062)	194

	At June 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Assets:
Oil and gas properties	$3,007,462	$3,012,871	$(5,409)
Accumulated depreciation, depletion and amortization	(351,248)	(351,907)	659
Other non-current assets	13,256	7,951	5,305
Liabilities:
Deferred tax liabilities	20,612	20,492	120
Stockholders' Equity
Accumulated earnings (deficit)	(123,305)	(122,629)	(676)

	For the Six Months Ended June 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Cash flows from operating activities:
Net income	$(129,868)	$(130,062)	$194
Depreciation, depletion and amortization	130,249	130,538	(289)
Deferred income tax expense (benefit)	(50,925)	(50,979)	54
Consideration paid to customers, net of amortization	(1,328)	—	(1,328)

Cash flows from investing activities:
Additions to oil and gas properties	(578,669)	(577,301)	(1,368)

A discussion of our critical accounting policies and estimates is included in our 2017 Form 10-K. There have been no significant changes to our critical accounting policies and estimates except as disclosed in “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings (the “LLCs”). The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no cash payments or issuance of stock will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date or as a result of an actual distribution. Compensation cost related to an actual distribution by Esquisto Holdings to incentive unitholders of 500,932 shares of our common stock on May 14, 2018 resulted in non-cash compensation expense of $13.8 million offset by a deemed capital contribution. Compensation costs associated with satisfying the remaining performance conditions were not deemed probable at June 30, 2018.  Unrecognized compensation cost associated with these incentive units was $71.1 million at June 30, 2018.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of
June 30, 2018
Expected life (years)	1.29 - 4.29
Expected volatility (range)	46.0% - 56.0%
Dividend yield	0.00%
Risk-free rate (range)	2.36% - 2.66%

Under the respective limited liability company agreements of WildHorse Investment Holdings and the LLCs, WildHorse Investment Holdings and the LLCs are obligated to provide to the holders of incentive units, including named executive officers, a portion of their respective distributions, but only after a substantial priority distribution, the amount of which is specified in each respective limited liability company agreement and is referred to as a "distribution threshold," has first been made to the holders of capital interests in WildHorse Investment Holdings and the LLCs (who are the investors in these entities). The distribution threshold differs with regard to each class (referred to as a "tier") of incentive units in WildHorse Investment Holdings (which has five tiers) and the LLCs (each of which has two tiers).  As the only assets of the LLCs are shares of our common stock, any distributions to the named executive officers holding incentive units in the LLCs would be dependent on distributions of cash proceeds of sales of shares of our common stock or distribution of our common stock to holders of capital interests sufficient in amount to exceed the applicable distribution threshold, thereby enabling the commencement of participation by holders of incentive units in additional distributions.

All incentive units not vested are forfeited upon a termination of employment. All incentive units will be forfeited if a holder resigns whether the incentive units are vested or not. If the payouts have not yet occurred, then all incentive units, whether or not vested, will be forfeited automatically (unless extended).

Results of Operations

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following:

•	Incentive unit compensation expense of $13.8 million;
•	the new revenue recognition standard, which was adopted as of January 1, 2018;
•	the NLA Divestiture, which was completed on March 29, 2018;
•	the Acquisition, which was completed on June 30, 2017;
•	the $435.0 million issuance of preferred stock to an affiliate of Carlyle;
•	a more active drilling program; and
•

the private placement of $350.0 million, $150.0 million and $200.0 million in February 2017, September 2017 and April 2018, respectively, of aggregate principal amount of 6.875% senior unsecured notes due 2025.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and other income:
Oil sales	$207,392	$52,963	$389,771	$92,040
Natural gas sales	8,106	13,277	35,736	25,422
NGL sales	9,668	3,404	17,116	6,067
Other income	247	529	1,547	936
Total revenues and other income	225,413	70,173	444,170	124,465
Operating expenses:
Lease operating expenses	12,088	6,837	28,515	13,765
Gathering, processing and transportation	476	1,942	1,828	3,642
Taxes other than income tax	12,779	4,509	24,560	8,408
Depreciation, depletion and amortization	70,694	33,229	130,577	59,672
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on sale of properties	(3,167)	—	(3,167)	—
General and administrative expenses	12,917	10,049	25,644	17,531
Incentive unit compensation expense	13,776	—	13,776	—
Exploration expense	4,369	11,504	6,077	13,119
Other operating (income) expense	111	25	769	44
Total operating expenses	124,043	68,095	442,853	116,181
Income (loss) from operations	101,370	2,078	1,317	8,284
Other income (expense):
Interest expense	(14,002)	(6,633)	(27,309)	(12,204)
Gain (loss) on derivative instruments	(110,805)	46,116	(151,175)	77,407
Other income (expense)	(13)	(2)	(150)	24
Total other income (expense)	(124,820)	39,481	(178,634)	65,227
Income (loss) before income taxes	(23,450)	41,559	(177,317)	73,511
Income tax benefit (expense)	9,356	(15,193)	47,449	(26,893)
Net income (loss) available to WRD	$(14,094)	$26,366	$(129,868)	$46,618

Net income (loss) per common share:
Basic and diluted	$(0.22)	$0.28	$(1.46)	$0.49
Weighted-average common shares outstanding:
Basic and diluted	99,411	93,685	99,328	93,452
Oil and natural gas revenue:
Crude oil	$207,392	$52,963	$389,771	$92,040
Natural gas	8,106	13,277	35,736	25,422
NGLs	9,668	3,404	17,116	6,067
Total oil, natural gas and NGL revenue	$225,166	$69,644	$442,623	$123,529
Production volumes:
Oil (MBbls)	3,041	1,133	5,857	1,916
Natural gas (MMcf)	3,954	4,299	12,750	8,148
NGLs (MBbls)	550	205	982	365
Total (MBoe)	4,249	2,054	8,964	3,639
Average sales price:
Oil (per Bbl)	$68.21	$46.77	$66.54	$48.05
Natural gas (per Mcf)	$2.05	$3.09	$2.80	$3.12
NGLs (per Bbl)	$17.59	$16.59	$17.43	$16.62
Total (per Boe)	$52.99	$33.90	$49.38	$33.95
Average production volumes:
Oil (MBbls/d)	33.4	12.5	32.4	10.6
Natural gas (MMcf/d)	43.5	47.2	70.4	45.0
NGLs (MBbls/d)	6.0	2.3	5.4	2.0
Average net production (MBoe/d)	46.7	22.6	49.5	20.1
Average unit costs per Boe:
Lease operating expenses	$2.84	$3.33	$3.18	$3.78
Gathering, processing and transportation	$0.11	$0.95	$0.20	$1.00
Taxes other than income tax	$3.01	$2.20	$2.74	$2.31
General and administrative expenses	$3.04	$4.89	$2.86	$4.82
Depletion, depreciation and amortization	$16.64	$16.18	$14.57	$16.40

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the three months ended June 30, 2018 and the three months ended June 30, 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $225.2 million for 2018 compared to $69.6 million for 2017, an increase of $155.6 million (approximately 224%). Production increased 2.2 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford and the Acquisition. The average realized sales price increased $19.09 per Boe (approximately 56%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $154.4 million, which was comprised of $65.2 million and $89.2 million due to favorable pricing and production variances, respectively. Natural gas revenues decreased $5.2 million, which was comprised of $4.1 million due to unfavorable pricing variances and $1.1 million due to a reduction of production volumes as a result of the NLA Divestiture.  NGL revenues increased $6.3 million, which was comprised of $0.6 million and $5.7 million due to favorable price and volume variances, respectively.

•

LOE was $12.1 million and $6.8 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $2.84 and $3.33 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the Acquisition and drilling successful wells in the Eagle Ford along with increased efficiencies in 2018 compared to 2017. We recorded $1.8 million of workover expenses in 2018 in comparison to $0.9 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 72% oil compared to 55% oil in 2017, an increase of approximately 30%.

•

GP&T expenses were $0.5 million and $1.9 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.11 and $0.95 for 2018 and 2017, respectively.  The 88% decrease in GP&T expenses on a per Boe basis was primarily attributable to the impact from the new revenue recognition standard, the sale of the NLA Disposal Group and an increase in production from our drilling activities.

•

Taxes other than income tax were $12.8 million and $4.5 million for 2018 and 2017, respectively; an increase of $8.3 million (approximately 183%).  On a per Boe basis, taxes other than income tax were $3.01 and $2.20 for 2018 and 2017, respectively.  The $8.3 million increase was primarily due to an increase in production taxes of $7.8 million and ad valorem taxes of $0.5 million.  The production taxes increased $4.7 million and $3.1 million due to favorable price and volume variances, respectively.  The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $70.7 million compared to $33.2 million for 2017, a $37.5 million increase (approximately 113%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $35.5 million and the change in the DD&A rate between periods caused DD&A expense to increase by $2.0 million.

•	Gains from the sale of the NLA Disposal Group were $3.2 million in 2018. We did not have any gains from the sale of assets in 2017.
•

G&A expenses were $12.9 million and $10.0 million (an increase of approximately 29%) for 2018 and 2017, respectively.  The $2.9 million increase was primarily due to increased salaries and wages and stock-based compensation costs.  Salaries and wages and other employee benefits increased by $2.4 million primarily due to additional staffing and stock-based compensation costs increased $2.5 million related to our long term incentive plan.  These increases were offset by a $2.0 million decrease in acquisition expenses.  In 2018, we received $1.0 million of transition services fees from Tanos.

•

Exploration expense was $4.4 million and $11.5 million for 2018 and 2017, respectively.   The $7.1 million decrease in exploration expense was largely due to a $1.5 million decrease in seismic acquisition costs and a $5.8 million decrease in abandonment costs. In 2017, we had $0.2 million of impairments of undeveloped leases.  We did not record undeveloped lease impairments in 2018.

•

Incentive unit compensation expense was $13.8 million for 2018 related to common stock distributions to incentive unit holders in May 2018.  This non-cash charge was offset by a deemed capital contribution under the Esquisto Holding plan from NGP.

•

Interest expense was $14.0 million and $6.6 million for 2018 and 2017, respectively.  The $7.4 million increase (approximately 111%) was due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on our senior notes, premium/discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the premium/discount amortization, amortization of debt issuance costs and capitalized interest was $14.5 million for 2018 and $6.8 million for 2017. Amortization of premiums and discounts on the 2025 Senior Notes was a premium of less than $0.1 million for 2018 and a discount $0.1 million for 2017.  Amortization of debt issue costs was $0.8 million for 2018 compared to $0.4 million for 2017.  Capitalized interest was $1.2 million and $0.7 million for the 2018 and 2017, respectively, due to drilling activities.

•

Net losses on derivative instruments of $110.8 million were recognized during 2018, which consisted of a $78.1 million decrease in the fair value of open positions and $32.7 million of cash settlements paid or accrued.  Net gains on derivative instruments of $46.1 million were recognized during 2017, which consisted of a $42.8 million increase in the fair value of open positions and $3.3 million of cash settlements received or accrued.

•

Income tax benefit for 2018 was $9.4 million compared to income tax expense of $15.2 million for 2017. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017.  The effective tax rate for 2018 was 39.9%, compared to 36.6% for 2017.  The increase of 3.3% in the effective tax rate was primarily due to state income taxes and an excess tax benefit associated with stock-based compensation in 2018, offset by a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017, and incentive unit compensation expense in 2018. The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to incentive unit compensation, excess tax benefit related to stock-based compensation, and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to the impact of the state income tax provision.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $442.6 million for 2018 compared to $123.5 million for 2017, an increase of $319.1 million (approximately 258%). Production increased 5.3 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford and the Acquisition. The average realized sales price increased $15.43 per Boe (approximately 45%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $297.7 million, which was comprised of $108.3 million and $189.4 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $10.3 million, which was comprised of a decrease of $4.1 million and an increase of $14.4 million due to unfavorable pricing and favorable production variances, respectively.  NGL revenues increased $11.1 million, which was comprised of $0.8 million and $10.3 million due to favorable price and volume variances, respectively.

•

LOE was $28.5 million and $13.8 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $3.18 and $3.78 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the Acquisition and drilling successful wells in the Eagle Ford along with increased efficiencies in 2018 compared to 2017. We recorded $3.8 million of workover expenses in 2018 in comparison to $1.8 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 65% oil compared to 53% oil in 2017, an increase of approximately 24%.

•

GP&T expenses were $1.8 million and $3.6 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.20 and $1.00 for 2018 and 2017, respectively.  The 80% decrease in GP&T expenses on a per Boe basis, was primarily attributable to the impact from the new revenue recognition standard, the sale of the NLA Disposal Group and an increase in production from our drilling activities.

•

Taxes other than income tax were $24.6 million and $8.4 million for 2018 and 2017, respectively, an increase of $16.2 million (approximately 192%).  On a per Boe basis, taxes other than income tax were $2.74 and $2.31 for 2018 and 2017, respectively.  The $16.2 million increase was primarily due to an increase in production taxes of $15.3 million and ad valorem taxes of $1.0 million, offset by reduced franchise taxes of $0.2 million.  The production taxes increased $7.8 million and $7.5 million due to favorable price and volume variances, respectively.  The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $130.6 million compared to $59.7 million for 2017, a $70.9 million increase (approximately 119%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $87.3 million and the change in the DD&A rate between periods caused DD&A expense to decrease by $16.4 million.

•	Gains from the sale of the NLA Disposal Group were $3.2 million in 2018. We did not have any gains from the sale of assets in 2017.
•

G&A expenses were $25.6 million and $17.5 million (an increase of approximately 46%) for 2018 and 2017, respectively.  The $8.1 million increase was primarily due to increased salaries and wages and stock-based compensation costs.  Salaries and wages and other employee benefits increased by $5.1 million primarily due to additional staffing and stock-based compensation costs increased $5.0 million related to our long term incentive plan.  These increases were offset by a $2.3 million decrease in acquisition expenses.  In 2018, we received $1.0 million of transition services fees from Tanos.

•

Exploration expense was $6.1 million and $13.1 million for 2018 and 2017, respectively.   The $7.0 million decrease in exploration expense was largely due to a $1.8 million decrease in seismic acquisition expenses, a $7.3 million decrease in abandonment costs and a decrease of $0.6 million in delay rentals.  The decreased components of exploration expenses were offset by a $0.2 million increase in sand mine exploration expenses. Additionally, we recorded $2.5 million in impairments of undeveloped leases in 2017 but did not record any for 2018.

•

Incentive unit compensation expense was $13.8 million for 2018 related to common stock distributions to incentive unit holders in May 2018. This non-cash charge was offset by a deemed capital contribution under the Esquisto Holding plan from NGP.

•

Interest expense was $27.3 million and $12.2 million for 2018 and 2017, respectively.  The $15.1 million increase (approximately 124%) was primarily due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on our senior notes, premium/discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the premium/discount amortization, amortization of debt issuance costs and capitalized interest was $28.1 million for 2018 and $11.8 million for 2017. Amortization of discounts on the 2025 Senior Notes was $0.1 million for both 2018 and 2017.  Amortization of debt issue costs was $1.4 million for 2018 compared to $1.3 million for 2017.  Capitalized interest was $2.3 million and $1.0 million for 2018 and 2017, respectively, due to drilling activities.

•

Net losses on derivative instruments of $151.2 million were recognized during 2018, which consisted of a $95.6 million decrease in the fair value of open positions and $55.6 million of cash settlements paid or accrued.  Net gains on commodity derivatives of $77.4 million were recognized during 2017, which consisted of a $73.9 million increase in the fair value of open positions and $3.5 million of cash settlements received or accrued.

•

Income tax benefit for 2018 was $47.5 million compared to income tax expense of $26.9 million for 2017. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017.  The effective tax rate for 2018 was 26.8%, compared to 36.6% for 2017.  The decrease of 9.8% in the effective tax rate was primarily due to a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation that was enacted in December 2017 and incentive unit compensation expense, offset by state tax adjustments associated with the NLA Divestiture, an excess tax benefit associated with stock-based compensation and the impact of the state income tax provision.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to incentive unit compensation, stock-based compensation, state tax adjustments associated with the NLA Divestiture, and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to the impact of the state income tax provision.

Calculation of Adjusted EBITDAX

Adjusted EBITDAX is a supplemental non-GAAP financial performance measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We include in this Quarterly Report, the non-GAAP financial measure Adjusted EBITDAX and provide our calculation of Adjusted EBITDAX. Adjusted EBITDAX is not a measure of net (loss) income as determined according to GAAP.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$(14,094)	$26,366	$(129,868)	$46,618
Interest expense, net	14,002	6,633	27,309	12,204
Income tax (benefit) expense	(9,356)	15,193	(47,449)	26,893
Depreciation, depletion and amortization	70,694	33,229	130,577	59,672
Exploration expense	4,369	11,504	6,077	13,119
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on derivative instruments	110,805	(46,116)	151,175	(77,407)
Cash settlements received (paid) on derivative instruments	(29,508)	2,076	(50,054)	1,093
Stock-based compensation	3,835	1,308	6,991	1,803
Incentive unit compensation	13,776	—	13,776	—
Acquisition related costs	129	2,199	488	2,798
(Gain) loss on sale of properties	(3,167)	—	(3,167)	—
Debt extinguishment costs	—	—	—	(11)
Initial public offering costs	—	—	—	182
Total Adjusted EBITDAX	$161,485	$52,392	$320,129	$86,964

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

As of June 30, 2018, we had $19.1 million of cash and cash equivalents and $801.0 million of available borrowings under our revolving credit facility. As of June 30, 2018, we had a working capital deficit of $233.6 million primarily due to the accrual of capital expenditures. As of June 30, 2018, the borrowing base under our Credit Agreement was $1.05 billion and we had outstanding borrowings of $249.0 million.

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

Capital Expenditure Budget

We established a 2018 drilling and completion capital expenditure budget of $700 million to $800 million. For the six months ended June 30, 2018, our drilling and completion expenditures were approximately $450.0 million primarily related to the development of our Eagle Ford properties.  We established a 2018 sand mine capital expenditure budget of $65 million to $75 million.  For the six months ended June 30, 2018, our sand mine expenditures were approximately $25.1 million related to the development of our in-field sand mine.

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

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of June 30, 2018.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par and resulted in net proceeds of $338.6 million.  In September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. In April 2018, we completed the private placement of the April Notes.  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes. The April Notes were issued at a price of 102% of par.  This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds from all issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our capital expenditures.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On August 1, 2018, we made a $24.1 million interest payment on the 2025 Senior Notes.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2018 and 2017 have been derived from our consolidated financial statements.  For information regarding the individual components of our cash flow amounts, see the Unaudited Statements of Condensed Consolidated Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$291,507	$72,034
Net cash used in investing activities	$(425,135)	$(764,841)
Net cash provided by financing activities	$152,541	$704,191

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $291.5 million for 2018, compared to $72.0 million of net cash provided by operating activities for 2017. Production increased 5.3 MMBoe (approximately 146%) and average realized sales prices increased to $49.38 per Boe for 2018 compared to $33.95 per Boe during 2017.  The overall period-to-period increase in net cash provided by operating activities was also impacted by higher G&A, LOE and other expenses due to the growth of the Company, as previously discussed above under “Results of Operations.”  Net cash provided by operating activities included $50.1 million of cash payments on derivative instruments during 2018 compared to $1.1 million in cash receipts during 2017.  There was a $1.3 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2018 compared to 2017.

Investing Activities. During 2018 and 2017, cash flows used in investing activities were $425.1  million and $764.8 million, respectively.  We received $206.4 million of net proceeds related to the NLA Divestiture.  See “—Recent Developments” for additional information on the NLA Divestiture.  Acquisitions of oil and gas properties were $19.9 million and $547.4 million during 2018 and 2017, respectively. In June 2017, we completed the Acquisition for cash consideration of $533.6 million.  Additions to oil and gas properties were $578.7 million and $211.3 million during 2018 and 2017, respectively, related to our drilling and completion activities and land leasing activities in the Eagle Ford and Austin Chalk.  Additions to and acquisitions of other property and equipment were $25.0 million and $6.2 million during 2018 and 2017, respectively. Approximately $18.3 million of the $25.0 million in additions to and acquisitions of other property and equipment during 2018 was related to the acquisition and development of our in-field sand mine.  In 2018, we have $7.9 million of unapplied construction deposits related to the development of our in-field sand mine.

Financing Activities. Net cash provided by financing activities during 2018 of $152.5 million was primarily attributable to proceeds of $204.0 million from the April 2018 issuance of our 2025 Senior Notes, offset by net payments of approximately $37.4 million associated with our revolving credit facility.  During 2018 we also paid $6.8 million in preferred stock dividends. We withheld $4.1 million for tax payment remittance to appropriate taxing authorities related to the scheduled May 2018 vesting of the 2016 LTIPs.   The restricted common shares were net-settled to cover the required withholding tax upon vesting.  Net cash provided by financing activities during 2017 of $704.2 million was primarily attributable to $432.6 million in net proceeds from the issuance of preferred stock, $347.4 million as a result of proceeds from the February 2017 senior notes offering, $34.5 million in proceeds from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering and offset by $96.8 million in net payments under our revolving credit facility. These cash inflows were further offset by credit facility debt issuance costs of $10.8 million, and $2.7 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and costs related to our initial public offering which were previously accrued and cash settled during 2017.

Contractual Obligations

During the six months ended June 30, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for:

•	indebtedness under our revolving credit facility decreased from $286.4 million at December 31, 2017 to $249.0 million at June 30, 2018;
•	a newly executed office lease which increased lease commitments from $4.4 million to an estimated $17.2 million;
•	the issuance of the April Notes; and
•	the assignment of a gas transportation agreement to Tanos associated with the NLA Divestiture.

Off–Balance Sheet Arrangements

As of June 30, 2018, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At June 30, 2018, we had $249.0 million outstanding under our revolving credit facility. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	At June 30, 2018
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$686,609	$713,160

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at June 30, 2018.  For additional discussion of current legal proceedings, please see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I—Item IA. “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes with respect to the risk factors since those disclosed in our 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent sales of unregistered equity securities.

We did not have any sales of unregistered equity securities during the three months ended June 30, 2018.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
(in thousands)
Restricted Share Repurchases (1)
April 1, 2018-April 30, 2018	—	$—	n/a	n/a
May 1, 2018-May 31, 2018	149,060	$27.07	n/a	n/a
June 1, 2018-June 30, 2018	—	$—	n/a	n/a

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

4.6*

Third Supplemental Indenture, dated as of August 2, 2018 among WHCC Infrastructure LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank national Association, as Trustee.

4.7

Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank national Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed on March 12, 2018).

4.8

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 10, 2017).

4.9

Registration Rights Agreement, dated as of September  19, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and Wells Faro Securities, LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 20, 2017).

4.10

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

WildHorse Resource Development Corporation
(Registrant)

Date: August 9, 2018	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Executive Vice President and Chief Financial Officer