Form 10-Q
period 2018-09-30
WildHorse Resource Development Corp
filed 2018-11-08
CIK 1681714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 101,995,729 shares of common stock, $0.01 par value outstanding.

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

WTI: West Texas Intermediate.

COMMONLY USED DEFINED TERMS

As used in this Quarterly Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•	the “Company,” “WildHorse Development,” “WRD,” “we,” “our,” “us” or like terms refer collectively to WildHorse Resource Development Corporation and its consolidated subsidiaries;
•	“Chesapeake” refers collectively to Chesapeake Energy Corporation and its consolidated subsidiaries, as applicable;
•	“WHR II” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries, which previously owned all of our North Louisiana Acreage;
•	“Esquisto II” refers to Esquisto Resources II, LLC;
•	“Acquisition Co.” refers to WHE AcqCo., LLC;
•	“WildHorse Holdings” refers to WHR Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•

“WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC, a limited liability company formed to own all of the outstanding equity interests in WildHorse Holdings other than certain management incentive units issued by WildHorse Holdings in connection with our initial public offering;

•	“Esquisto Holdings” refers to Esquisto Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•	“Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC, a limited liability company formed to own a portion of our common stock;
•	“Eagle Ford Acreage” refers to our acreage in the northern area of the Eagle Ford Shale and in the Giddings Austin Chalk Trend in Southeast Texas;
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

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, including matters relating to our merger with Chesapeake, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this Quarterly Report and elsewhere in this Quarterly Report.

Forward-looking statements may include statements about:

•	our merger with Chesapeake;
•	our business strategy;
•	our estimated proved, probable and possible reserves;
•	our drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves we produce through drilling and property acquisitions;
•	our financial strategy, liquidity and capital required for our development program;
•	our realized oil, natural gas and NGL prices;
•	the timing and amount of our future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	our future drilling plans;
•	competition and government regulations;
•	our ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	our leasehold or business acquisitions;
•	costs of developing our properties;
•	general economic conditions;
•	credit markets;

•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, the possibility that the proposed merger with Chesapeake does not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, the risk that regulatory approvals required for the proposed merger are not obtained or are obtained subject to conditions that are not anticipated, potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger, uncertainties as to the timing of the proposed merger; competitive responses to the proposed merger, the possibility that the anticipated benefits of the proposed merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, the possibility that the proposed merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, diversion of management’s attention from ongoing business operations and opportunities, the ability of Chesapeake to complete the acquisition and integration of WRD successfully, litigation relating to the proposed merger, other factors that may affect future results of WRD and Chesapeake and the other risks described under “Part II—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” of our 2017 Form 10-K.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,745	$226
Accounts receivable, net	111,354	84,103
Derivative instruments	—	2,336
Prepaid expenses and other current assets	5,734	3,290
Total current assets	118,833	89,955
Property and equipment:
Oil and gas properties	3,271,422	2,999,728
Other property and equipment	79,120	53,003
Accumulated depreciation, depletion and amortization	(426,373)	(368,245)
Total property and equipment, net	2,924,169	2,684,486
Other noncurrent assets:
Derivative instruments	574	86
Debt issuance costs	3,301	3,573
Other	17,575	—
Total assets	$3,064,452	$2,778,100
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,423	$53,005
Accrued liabilities	169,665	199,952
Derivative instruments	131,539	58,074
Total current liabilities	367,627	311,031
Noncurrent liabilities:
Long-term debt	1,085,997	770,596
Asset retirement obligations	7,899	14,467
Deferred tax liabilities	44,141	71,470
Derivative instruments	81,736	18,676
Other	762	1,085
Total noncurrent liabilities	1,220,535	876,294
Total liabilities	1,588,162	1,187,325
Commitments and contingencies (Note 18)

Preferred Stock, $0.01 par value: 50,000,000 shares authorized
Series A perpetual convertible preferred stock, $0.01 par value: 500,000 shares authorized; 435,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, (involuntary liquidation preference of $450,389 and $448,146 at September 30, 2018 and December 31, 2017, respectively)	447,726	445,483

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,996,754 shares and 101,137,277 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	1,020	1,012
Additional paid-in capital	1,146,149	1,118,507
Accumulated earnings (deficit)	(118,605)	25,773
Total stockholders’ equity	1,028,564	1,145,292
Total liabilities and equity	$3,064,452	$2,778,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income:
Oil sales	$236,040	$100,391	$625,811	$192,431
Natural gas sales	9,298	14,906	45,034	40,328
NGL sales	13,883	6,881	30,999	12,948
Other income	269	308	1,816	1,244
Total revenues and other income	259,490	122,486	703,660	246,951
Operating expenses:
Lease operating expenses	14,221	12,435	42,736	26,200
Gathering, processing and transportation	3,225	3,761	5,053	7,403
Taxes other than income tax	14,193	6,047	38,753	14,455
Depreciation, depletion and amortization	74,842	51,843	205,419	111,515
Impairment of NLA Disposal Group (Note 3)	—	—	214,274	—
(Gain) loss on sale of properties	217	—	(2,950)	—
General and administrative expenses	16,033	11,043	41,677	28,574
Incentive unit compensation expense	—	—	13,776	—
Exploration expense	13,814	4,749	19,891	17,868
Other operating (income) expense	169	9	938	53
Total operating expense	136,714	89,887	579,567	206,068
Income (loss) from operations	122,776	32,599	124,093	40,883
Other income (expense):
Interest expense, net	(15,718)	(8,749)	(43,027)	(20,953)
Gain (loss) on derivative instruments	(76,358)	(40,288)	(227,533)	37,119
Other income (expense)	(122)	(12)	(272)	12
Total other income (expense)	(92,198)	(49,049)	(270,832)	16,178
Income (loss) before income taxes	30,578	(16,450)	(146,739)	57,061
Income tax benefit (expense)	(19,055)	5,646	28,394	(21,247)
Net income (loss) available to WRD	11,523	(10,804)	(118,345)	35,814
Preferred stock dividends	6,756	6,450	22,106	6,523
Undistributed earnings allocated to participating securities	1,233	—	—	3,234
Net income (loss) available to common stockholders	$3,534	$(17,254)	$(140,451)	$26,057

Earnings per common share:
Basic	$0.04	$(0.17)	$(1.41)	$0.27
Diluted	$0.04	$(0.17)	$(1.41)	$0.27
Weighted-average common shares outstanding:
Basic	99,639	99,142	99,433	95,369
Diluted	99,639	99,142	99,433	95,369

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(118,345)	$35,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	205,419	111,515
Impairments of unproved properties	8,226	13,910
Impairment of NLA Disposal Group	214,274	—
Amortization of debt issuance cost	2,184	1,962
Accretion of senior notes discount	108	197
(Gain) loss on derivative instruments	227,533	(37,119)
Cash settlements on derivative instruments	(81,177)	6,895
Deferred income tax expense (benefit)	(27,396)	20,263
Debt extinguishment expense	—	(11)
Amortization of equity awards	11,988	4,217
Incentive unit compensation expense	13,776	—
(Gain) loss on sale of properties	(2,950)	—
Loss on equity investment	103
Consideration paid to customers, net of amortization	(1,806)	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(23,492)	(42,081)
Decrease (increase) in prepaid expenses	(503)	(1,245)
Decrease (increase) in inventories	648	—
(Decrease) increase in accounts payable and accrued liabilities	18,784	28,875
Net cash flow provided by operating activities	447,374	143,192
Cash flows from investing activities:
Acquisitions of oil and gas properties	(53,188)	(549,033)
Additions to oil and gas properties	(824,656)	(443,210)
Additions to and acquisitions of other property and equipment	(57,987)	(10,070)
Construction deposits	(1,714)	—
Contribution to equity method investee	(10,177)	—
Proceeds from NLA Divestiture	206,406	—
Net cash used in investing activities	(741,316)	(1,002,313)
Cash flows from financing activities:
Advances on revolving credit facilities	842,000	363,500
Payments on revolving credit facilities	(729,353)	(447,765)
Debt issuance cost	(3,502)	(13,545)
Proceeds from senior notes offering	204,000	494,744
Proceeds from the issuance of preferred stock	—	435,000
Costs incurred in conjunction with the issuance of preferred stock	—	(2,662)
Proceeds from issuance of common stock	—	34,457
Cost incurred in conjunction with issuance of common stock	—	(2,698)
Preferred stock dividends	(13,512)	—
Repurchase of vested restricted stock	(4,172)	—
Net cash provided by financing activities	295,461	861,031
Net change in cash, cash equivalents and restricted cash	1,519	1,910
Cash, cash equivalents and restricted cash, beginning of period	226	4,001
Cash, cash equivalents and restricted cash, end of period	$1,745	$5,911

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	For the Nine Months Ended September 30, 2018
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total
December 31, 2017	$1,012	$1,118,507	$25,773	$1,145,292
Cumulative effect of accounting change (Note 2)	—	—	241	241
Net income (loss)	—	—	(115,774)	(115,774)
Preferred stock paid-in-kind dividend	—	—	(2,243)	(2,243)
Accrued preferred stock cash dividend	—	—	(4,480)	(4,480)
Beneficial conversion feature of preferred stock	—	1,872	—	1,872
Amortization of beneficial conversion feature	—	—	(668)	(668)
Repurchase of vested restricted common stock	—	—	(69)	(69)
Amortization of equity awards	1	3,155	—	3,156
March 31, 2018	1,013	1,123,534	(97,220)	1,027,327
Cumulative effect of accounting change (Note 2)	—	—	2	2
Net income (loss)	—	—	(14,094)	(14,094)
Preferred stock cash dividend	—	—	(6,756)	(6,756)
Accrued preferred stock cash dividend	—	—	1	1
Amortization of beneficial conversion feature	—	—	(1,204)	(1,204)
Contribution related to incentive unit compensation expense	—	13,776	—	13,776
Repurchase of vested restricted common stock	(2)	—	(4,034)	(4,036)
Amortization of equity awards	9	3,830	—	3,839
June 30, 2018	1,020	1,141,140	(123,305)	1,018,855
Net income (loss)	—	—	11,523	11,523
Preferred stock cash dividend	—	—	(6,756)	(6,756)
Contribution related to incentive unit compensation expense	—	—	—	—
Repurchase of vested restricted common stock	—	—	(67)	(67)
Amortization of equity awards	—	5,009	—	5,009
September 30, 2018	$1,020	$1,146,149	$(118,605)	$1,028,564

	For the Nine Months Ended September 30, 2017
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total
December 31, 2016	$917	$1,017,368	$(10,397)	$1,007,888
Net income (loss)	—	—	20,252	20,252
Proceeds from issuance of common stock	23	34,434	—	34,457
Costs incurred in connection with issuance of common stock	—	(1,872)	—	(1,872)
Amortization of equity awards	—	495	—	495
March 31, 2017	940	1,050,425	9,855	1,061,220
Net income (loss)	—	—	26,366	26,366
Issuance of common stock in connection with the Acquisition	55	60,699	—	60,754
Accrual of preferred stock paid-in-kind dividend	—	—	(73)	(73)
Amortization of equity awards	16	1,292	—	1,308
June 30, 2017	1,011	1,112,416	36,148	1,149,575
Net income (loss)	—	—	(10,804)	(10,804)
Accrual of preferred stock paid-in-kind dividend	—	—	(6,450)	(6,450)
Amortization of equity awards	1	2,413	—	2,414
September 30, 2017	$1,012	$1,114,829	$18,894	$1,134,735

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

WHR II, Esquisto II, Acquisition Co., WHR Eagle Ford LLC (“WHR EF”), Burleson Sand LLC (“Burleson Sand”) and WHCC Infrastructure LLC (“WHCC”) are wholly owned subsidiaries of the Company as of September 30, 2018. WildHorse Resources Management Company, LLC (“WHRM”) is a wholly owned subsidiary of WHR II.  Esquisto II has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliate

WHCC and an undisclosed joint venture partner (“JV Partner”) each made an approximate $10.2 million cash capital contribution for a 50% membership interest in JWH Midstream LLC (“JWH”) during July 2018.  JWH used the capital contributions to finance the acquisition of a holding company from a third party that had an existing lease with the Port of Corpus Christi Authority (“Port”) for approximately 55 acres of land on the north side of the Corpus Christi Ship Channel in the Inner Harbor. WHCC’s 50% membership interest in JWH is subject to a call and put option.

The call option gives JV Partner the right, but not the obligation, to purchase WHCC’s membership interest after December 1, 2018 in the event that WHCC and JV Partner have not entered into definitive documentation regarding a proposed joint venture terminal development plan on or before December 1, 2018.  The put option gives WHCC the right, but not the obligation, to require JV Partner to purchase WHCC’s membership interest after June 1, 2019 in the event that WHCC and JV Partner have not entered into definitive documentation regarding a proposed joint venture terminal development plan on or before June 1, 2019.  The predetermined sales price of WHCC’s membership interest will be equal to aggregate capital contributions made by WHCC to JWH, less any distributions made by JWH to WHCC, plus a rate of return equal to three percent.  We determined that the call and put options did not meet the definition of a derivative.

A $47.5 million irrevocable standby letter of credit was issued on July 27, 2018 under the Company’s revolving credit facility in favor of the Port to cover future minimum annual wharfage fee payment deficits under the lease. The Port requires that either a guaranty or letter of credit be in place for the first 10 years of the 20-year lease. Until the proposed marine terminal is built and operational, the letter of credit cannot be drawn upon by the Port.  If the put or call option is exercised, JV Partner is contractually required to take all actions, including but not limited to, providing a letter of credit or similar guarantee to the Port, as necessary to have WRD fully released from its letter of credit.

We determined that JWH is a variable interest entity (“VIE”) due to our disproportionate obligation to absorb losses compared to our voting rights and substantially all of JWH’s current activities involve us.  We are exposed to losses above and beyond our 50% membership interest in JWH since we provided the Port with the irrevocable standby letter of credit naming the Port as beneficiary. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. The Company has determined it is not the primary beneficiary.  On the basis of governing provisions set forth in JWH’s limited liability agreement, all decisions regarding activities requires joint or unanimous consent. The power to direct activities that most significantly impact JWH’s economic performance is shared. Our maximum exposure to loss cannot be quantified, but would be limited to our investment and any amounts withdrawn by the Port under the standby letter of credit previously discussed.

Our investment in JWH is being accounted as an equity method investee.  Investments in a limited liability company that maintains a specific ownership account for each investor should generally be accounted for under the equity method of accounting unless the investment is so minor that the member may have virtually no influence over the company’s operating and financial policies. In practice, investments of more than 3 to 5 percent are viewed as more than minor. Our $10.1 million investment in JWH is reflected on our balance sheet under other noncurrent assets as a component of the “Other” financial statement line item.   Equity losses of $0.1 million for the three and nine months ended September 30, 2018 is reflected on our income statement under other income (expense) as a component of the “Other income (expense)” financial statement line item.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2017 Form 10-K.  There have been no changes except as discussed below.

Oil and Gas Properties

Significant costs associated with development wells in progress or awaiting completion are excluded from depletion until the well is completed.  Effective July 1, 2018, we lowered our significance threshold and as a result, we excluded capitalized costs of $60.9 million at September 30, 2018.

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$45,496	$13,465
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	(45,838)	95,292
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	(1,780)	7,990

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transition under a retrospective approach for each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, which requires classification of leases as finance or operating. The classification  is based on criteria that are similar to the current lease accounting guidance. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019.

Originally, entities were required to use a modified retrospective approach, where the date of initial application to existing leases would be to the beginning of the earliest period presented in the annual financial statements where we first apply the new standard (i.e. financial statements as of and for the year ending December 31, 2019).  Under this method therefore, leases commencing as early as January 1, 2017 would be impacted by the new standard and comparative periods presented in those financials would likely be adjusted (“the comparative method”).  In July 2018, the FASB issued targeted improvements to the new leasing standard, which now allows entities the option to use the January 1, 2019 effective date as the date of initial application (“the effective date method”).  As a result, comparative periods will not require adjustment because only contracts existing as of January 1, 2019 are within the scope of the new standard.  The Company currently intends to adopt the standard using the effective date method.

Further, the new standard allows lessees to adopt a package of practical expedients upon transition to the new standard, whereby contracts existing as of January 1, 2019 will not require reassessment under the new definition of a lease or new lease classification criteria.  Therefore, a contract existing on January 1, 2019 that did not meet the definition of a lease under the current standard, will not be accounted for or reported as a lease under the new standard.  Effectively, the current identification and classification will remain for those leases (under the new standard) unless those leases are modified or require reassessment under the new standard.   The Company currently intends to make this accounting policy election upon adoption.

For leases with a term of 12 months or less (i.e. a short-term lease), a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should generally recognize lease expense for such leases on a straight-line basis over the lease term and short-term lease costs must be disclosed for each period.  The Company currently intends to make this accounting policy election for most or all classes of assets.

The new standard provides a scope exclusion for the rights to use land easements related to oil and gas activities, for which many of our land easement will qualify.  Additionally, the standard allows a practical expedient not to reassess whether land easements existing on January 1, 2019 meet the definition of a lease under the new standard if they were not accounted for as leases under the current standard.  The Company currently intends to make this accounting policy election upon adoption.

As the Company is the lessee under various agreements for office space, compressors and equipment currently accounted for as operating leases, the new rules will increase reported assets and liabilities.   Though the full quantitative impacts of the new standard are dependent on the leases in force at the time of adoption, we have determined that the adoption of the standard will result in a material increase to our assets and liabilities due to the recognition on our balance sheet of our office leases and certain equipment.  As we complete our evaluation, we will determine all contracts that are impacted throughout our various disciplines.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contributions in aid of construction

Certain of our contracts require us to make up-front payments to our customers to reimburse them for the cost of installing metering and custody transfer equipment or constructing pipelines from our wells to their facilities.  These long-term assets are amortized over the period of the benefit and are presented as a reduction to natural gas and NGL revenue or as a gathering, processing and transportation expense.  Prior to the adoption of the new revenue standard, these assets were recorded to our “Oil and gas properties” line item on the balance sheet and depleted using the units of production method.   As depicted below, we adjusted the balance sheet and accumulated earnings for the cumulative effect of this accounting change.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contract assets - The new revenue standard requires certain disclosure around contract assets.  Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time.  We have an unconditional right to payment upon completion of our performance obligations and have therefore recorded no contract assets as of September 30, 2018.

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

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement, balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Without ASC 606	Increase/-	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease	Under ASC 606	Adoption	Decrease
Revenues:
Oil sales	$236,040	$236,056	$(16)	$625,811	$625,856	$(45)
Natural gas sales	9,298	10,378	(1,080)	45,034	48,353	(3,319)
NGL sales	13,883	16,125	(2,242)	30,999	37,727	(6,728)
Other Income	269	269	—	1,816	1,625	191
Operating expenses:
Lease operating expenses	14,221	14,681	(460)	42,736	43,736	(1,000)
Gathering, processing and transportation	3,225	6,246	(3,021)	5,053	14,366	(9,313)
Depreciation, depletion and amortization	74,842	75,023	(181)	205,419	205,889	(470)
Other operating (income) expense	169	1	168	938	460	478
Income (loss) before income taxes	30,578	30,422	156	(146,739)	(147,142)	403
Income tax benefit (expense)	(19,055)	(19,022)	(33)	28,394	28,481	(87)
Net income (loss)	11,523	11,400	123	(118,345)	(118,661)	316

	At September 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Assets:
Oil and gas properties	$3,271,422	$3,277,335	$(5,913)
Accumulated depreciation, depletion and amortization	(426,373)	(427,213)	840
Other non-current assets	17,575	11,792	5,783
Liabilities:
Deferred tax liabilities	44,141	43,988	153
Stockholders' Equity
Accumulated earnings (deficit)	(118,605)	(117,741)	(864)

	For the Nine Months Ended September 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Cash flows from operating activities:
Net income	$(118,345)	$(118,661)	$316
Depreciation, depletion and amortization	205,419	205,889	(470)
Deferred income tax expense (benefit)	(27,396)	(27,483)	87
Consideration paid to customers, net of amortization	(1,806)	—	(1,806)

Cash flows from investing activities:
Additions to oil and gas properties	(824,656)	(826,528)	1,872

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our consolidated financial statements and footnote disclosures.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisitions and Divestitures

Acquisition-related costs

Acquisition-related costs accounted for as business combinations are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2018	2017	2018	2017
$424	$998	$912	$3,796

2018 Acquisitions

Eagle Ford Acquisitions. During the nine months ended September 30, 2018, we closed on multiple transactions to acquire certain acreage and associated production from third parties for approximately $53.2 million.   These transactions were accounted for as asset acquisitions since substantially all the fair value was concentrated in a group of similar assets.  As such, an additional $1.0 million of acquisition costs were capitalized as part of these acquisitions.  We assigned $48.2 million to unproved oil and natural gas properties.

Sand Mine Acquisition.  On January 4, 2018, Burleson Sand acquired surface and sand rights on approximately 727 acres in Burleson County, Texas for approximately $9.0 million to construct and operate an in-field sand mine.  Our capitalized sand assets were $44.5 million at September 30, 2018. In addition, we have $1.7 million of unapplied construction deposits that were paid during the nine months ended September 30, 2018.

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

On June 30, 2017, we completed the Acquisition. Consideration consisted of approximately $533.6 million in cash and approximately 5.5 million shares of our common stock.  The common stock was issued pursuant to a Stock Issuance Agreement that was executed on May 10, 2017, by and among us and KKR. We finalized our purchase price allocation during the first quarter of 2018 and received a $0.6 million cash payment from the Sellers on February 1, 2018.

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

Supplemental Pro forma Information.  The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2017 as though the Acquisition had been completed on January 1, 2016 (in thousands, except per share amounts). The unaudited pro forma financial information was derived from the historical statements of operations and adjusted to include: (i) the revenues and direct operating expenses associated with oil and natural gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the Acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For Nine Months Ended
September 30,
2017
Revenues	$295,160
Net income (loss)	57,221
Earnings per share (basic and diluted)	0.47

Burleson 2017 Acquisitions.    During the nine months ended September 30, 2017, we closed on multiple transactions to acquire oil and natural gas producing and non-producing properties from third parties in Burleson County, Texas for approximately $19.3 million, of which $11.6 million was allocated to unproved oil and natural gas properties.

2018 Divestiture

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). On March 29, 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which included preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We received the necessary consent to assign approximately $0.9 million of NLA Assets and assigned such NLA Assets to Tanos on August 1, 2018.

In addition, WRD could receive contingent payments of up to $35.0 million, of which $0.4 million has been accrued at September 30, 2018, based on the number of wells spud on such properties over the next four years.  Our contingent consideration arrangement is not recognized as a derivative under the guidance and, accordingly, we have made an accounting policy election to record the contingent consideration when it is deemed to be realizable. In October 2018, we received $0.4 million in contingent payments from Tanos.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after customary preliminary purchase price adjustments, we recorded an impairment charge of $214.3 million during the first quarter of 2018 to adjust the carrying amount of the disposal group (“NLA Disposal Group”) to its estimated fair value less costs to sell.  The impairment is reflected on our Unaudited Statements of Condensed Consolidated Operations as “Impairment of NLA Disposal Group.”  For the nine months ended September 30, 2018 and 2017, the NLA Disposal Group had pre-tax losses of $202.2 million and $6.8 million, respectively.

During the nine months ended September 30, 2018, we recognized an estimated gain of $3.0 million which we expect to realize upon final settlement.  We have recorded a $4.8 million final settlement receivable from Tanos at September 30, 2018, all of which was received in October 2018.  We provided Tanos with transitional accounting and land services during the three months ended June 30, 2018 and recognized $0.9 million of fees as a reduction to our general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2018 and December 31, 2017 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$574	$—	$574
Liabilities:
Commodity derivatives	$—	$213,275	$—	$213,275

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$2,422	$—	$2,422
Liabilities:
Commodity derivatives	$—	$76,750	$—	$76,750

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The initial fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy.  See “Note 8—Asset Retirement Obligations” for a summary of changes in AROs.

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respective oil and natural gas properties. We did not record impairments to proved oil and natural gas properties during the three and nine months ended September 30, 2018 and 2017.
•

Unproved oil and natural gas properties are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the three and nine months ended September 30, 2018, we recorded $2.4 million and $8.2 million of impairments of unproved properties, respectively. We recorded $3.2 million and $13.9 million of impairments of unproved properties for the three and nine months ended September 30, 2017, respectively.

•	We recorded an impairment associated with the NLA Assets during the first quarter of 2018. See Note 3—“Acquisitions and Divestitures—2018 Divestiture” for additional information.

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

Commodity Derivatives

We have fixed price commodity swaps, basis swaps, and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty.  We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash paid or received on settled derivative positions during the nine months ended September 30, 2018 and 2017 is net of deferred premiums of $6.1 million and $2.1 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, all of which are also lenders under our credit agreement, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party.  At September 30, 2018 we had net derivative liabilities of $212.7  million and we did not have a right of offset as we were in a net liability position with all of our counterparties.

See “Note 4—Fair Value Measurements of Financial Instruments” for further information.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following derivative contracts were in place at September 30, 2018:

	Remainder 2018	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	1,398,947	6,652,369	4,511,681
Weighted-average fixed price	$52.33	$54.45	$53.49

Put options:
Volume (Bbls)	989,379	1,749,757	—
Weighted-average floor price	$49.55	$53.83	$—
Weighted-average put premium	$(3.69)	$(5.43)	$—

LLS basis swaps:
Volume (Bbls)	1,711,789	—	—
Spread-WTI	$3.02	$—	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	2,184,376	6,425,146	4,846,020
Weighted-average fixed price	$2.79	$2.79	$2.76

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2018 and December 31, 2017 (in thousands). There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2018	2017	2018	2017
Commodity contracts	Short-term derivative instruments	$—	$2,336	$131,539	$58,074
Netting arrangements	Short-term derivative instruments	—	—	—	—
Net recorded fair value		$—	$2,336	$131,539	$58,074

Commodity contacts	Long-term derivative instruments	$574	$86	$81,736	$18,676
Netting arrangements	Long-term derivative instruments	—	—	—	—
Net recorded fair value		$574	$86	$81,736	$18,676

Gains & (Losses) on Derivatives

All gains and losses, including changes in the derivative instruments’ fair values, are included as a component of “Other income (expense)” in the Unaudited Statements of Condensed Consolidated Operations. The following table details the gains and losses related to derivative instruments for the three and nine months ending September 30, 2018 and 2017 (in thousands):

	Statements of	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Operations Location	2018	2017	2018	2017
Commodity derivative contracts	Gain (loss) on derivative instruments	$(76,358)	$(40,288)	$(227,533)	$37,119

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Oil, gas and NGL sales	$83,674	$67,584
Joint interest billings	18,129	9,467
Severance tax	304	171
North Louisiana Settlement receivable	—	5,955
Environmental remediation	1,511	—
Other current receivables	2,672	1,026
NLA Divestiture	5,264	—
Allowance for doubtful accounts	(200)	(100)
Total	$111,354	$84,103

The following table presents our allowance for doubtful accounts activity for the nine months ended September 30, 2018 (in thousands):

Balance at beginning of period	$100
Charged to costs and expenses	100
Balance at end of period	$200

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Capital expenditures	$121,123	$162,260
Preferred stock cash dividends	4,479	—
Lease operating expense	5,410	5,796
General and administrative	9,150	1,642
Severance and ad valorem taxes	9,265	3,463
Interest expense	8,190	17,177
Derivative payable	11,919	5,281
Income taxes	—	991
Other accrued liabilities	129	3,342
Total	$169,665	$199,952

Note 8. Asset Retirement Obligations

The Company’s AROs primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities.  The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2018 (in thousands):

Asset retirement obligations at beginning of period	$14,557
Accretion expense	448
Liabilities incurred	611
Disposition of wells and gathering system	(7,627)
Asset retirement obligations at end of period	7,989
Less: current portion	90
Asset retirement obligations – long-term	$7,899

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long Term Debt

Our debt obligations consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
Debt Obligation	2018	2017
WRD revolving credit facility	$399,000	$286,353
2025 Senior Notes (as defined below) (1)	700,000	500,000
Unamortized net discounts - 2025 Senior Notes	(805)	(4,914)
Unamortized debt issuance costs - 2025 Senior Notes	(12,198)	(10,843)
Total long-term debt	$1,085,997	$770,596

(1)

The estimated fair value of this fixed-rate debt was $722.8 million and $511.3 million at September 30, 2018 and December 31, 2017, respectively.  The estimated fair values are based on quoted market prices and are classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry.  Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

September 30,
Credit Facility	2018
WRD revolving credit facility	$1,050,000

Letter of Credit

See “Note 1—Organization and Basis of Presentation—Investment in Unconsolidated Affiliate” for information related to our $47.5 million letter of credit outstanding.

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

Subsequent Event. On October 15, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement.  The Fifth Amendment, among other things, (i) modified the Credit Agreement to increase the borrowing base from $1.05 billion to $1.30 billion and (ii) decreased the pricing grid by 25 basis points across the grid as seen in the following table:

Borrowing Base Utilization	LIBOR Margin	Base Rate Margin	Commitment Fee
>= 90%	250.0 bps	150.0 bps	50.0 bps
>= 75%; < 90%	225.0 bps	125.0 bps	50.0 bps
>=50%; < 75%	200.0 bps	100.0 bps	50.0 bps
>= 25%; < 50%	175.0 bps	75.0 bps	37.5 bps
< 25%	150.0 bps	50.0 bps	37.5 bps

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to a registration rights agreement entered into in connection with the issuance of the April Notes, we agreed to file a registration statement with the SEC so that holders of the April Notes could exchange the unregistered April Notes for registered notes that have substantially identical terms. In addition, we agreed to exchange the unregistered guarantees related to the April Notes for registered guarantees having substantially identical terms. On September 24, 2018, all of the then-outstanding 2025 Senior Notes were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Facility	2018	2017	2018	2017
WRD revolving credit facility	4.12%	3.71%	4.02%	3.63%

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unamortized Debt Issuance Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017
WRD revolving credit facility
Current	$1,486	$1,203
Long-term	3,301	3,573
6.875% senior unsecured notes, due February 2025	12,198	10,843
Total	$16,985	$15,619

Note 10. Preferred Stock

The following is a summary of the changes in our preferred stock for the nine months ended September 30, 2018:

Series A Perpetual
Convertible Preferred
Stock
(in thousands)
Balance at December 31, 2017	$445,483
Accrual of paid-in-kind dividend	2,243
Beneficial conversion feature ("BCF")	(1,872)
Amortization of BCF	1,872
Balance at September 30, 2018	$447,726

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

On January 31, 2018, an aggregate quarterly dividend of $6.656 million on our outstanding shares of preferred stock was paid by an automatic increase to the Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock) of each such share of preferred stock as of the date of issuance. The declared dividend was for the period from November 1, 2017 to January 31, 2018 and was paid to holders of record on January 15, 2018.  In connection with this paid-in-kind dividend, we recognized a $1.9 million BCF that was fully amortized as of June 30, 2018.  The table below summarizes the quarterly cash dividends paid to holders of record at the dates indicated of our preferred stock:

	Period Covered
Date of Record	From	To	Cash Dividends Paid	Payment Date
			(in millions)
April 15, 2018	February 1, 2018	April 30, 2018	$6.756	April 30, 2018
July 15, 2018	May 1, 2018	July 31, 2018	6.756	July 31, 2018

Subsequent Event. On October 31, 2018, an aggregate quarterly cash dividend of $6.756 million was paid to holders of record as of October 15, 2018 for the period from August 1, 2018 to October 31, 2018.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Equity

Common Stock

The Company’s authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common stock issued for the nine months ended September 30, 2018:

Balance, December 31, 2017	101,137,277
Restricted common shares issued	1,076,165
Restricted common shares forfeited	(60,911)
Repurchase of vested restricted shares (1)	(155,777)
Balance, September 30, 2018	101,996,754

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  Shareholders surrendered shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes.  Total payments remitted for employee tax obligations to the appropriate taxing authorities were approximately $4.2 million for the nine months ended September 30, 2018.  The net-settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been outstanding due to the vesting and did not represent an expense to the Company.

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the nine months ended September 30, 2018. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings.  The Company’s participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to WRD	$11,523	$(10,804)	$(118,345)	$35,814
Less: Preferred stock dividends	6,756	6,450	22,106	6,523
Less: Undistributed earnings allocated to participating securities	1,233	—	—	3,234
Net income (loss) available to common stockholders	$3,534	$(17,254)	$(140,451)	$26,057

Denominator:
Weighted-average common shares outstanding (in thousands) (1) (2)	99,639	99,142	99,433	95,369
Basic EPS	$0.04	$(0.17)	$(1.41)	$0.27
Diluted EPS (1) (2)	$0.04	$(0.17)	$(1.41)	$0.27

(1)

The Company used the two-class method for both basic and diluted EPS.  Restricted shares were excluded from the calculation of diluted EPS due to their antidilutive effect as we were in a loss position for the nine months ended September 30, 2018. For the three months ended September 30, 2018, 546 incremental restricted shares were excluded in the calculation of diluted EPS under the treasury stock method. For the three and nine months ended September 30, 2018, 32,402 shares and 32,349 shares, were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

(2)

The Company used the two-class method for both basic and diluted EPS. For the three months ended September 30, 2017, restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect as we were in a loss position.   For the nine months ended September 30, 2017, 481 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For the three and nine months ended September 30, 2017, 10,696 and 31,400 shares, respectively, were excluded in the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Long Term Incentive Plans

In connection with our initial public offering, our board of directors adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”).  The 2016 LTIP authorizes the issuance of 9,512,500 shares of our common stock.  The following table summarizes information regarding restricted common stock awards granted under the 2016 LTIP for the periods presented:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share (1)
Restricted common stock outstanding at December 31, 2017	1,897,790	$13.95
Granted (2)	1,076,165	$25.57
Forfeited	(60,911)	$16.03
Vested	(561,581)	$13.88
Restricted common stock outstanding at September 30, 2018	2,351,463	$19.23

(1)	Determined by dividing the aggregate grant date fair value of stock subject to granted awards by the number of awards.
(2)	The aggregate grant date fair value of restricted common stock awards granted in 2018 was $27.5 million based on the grant date market price of ranging from $18.14 to $27.07 per share.

For the three months ended September 30, 2018 and 2017, we recorded $5.0 million and $2.4 million of recognized compensation expense, respectively, associated with these awards.  For the nine months ended September 30, 2018 and 2017, we recorded $12.0 million and $4.2 million of recognized compensation expense, respectively, associated with these awards.  Unrecognized compensation cost associated with the restricted common stock awards was an aggregate of $36.3 million at September 30, 2018.  We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

Note 14. Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings (the “LLCs”). Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings and the LLCs.  Accordingly, no payments will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date or as a result of an actual distribution. Compensation cost related to an actual distribution by Esquisto Holdings to incentive unitholders of 500,932 shares of our common stock on May 14, 2018 resulted in non-cash compensation expense of $13.8 million offset by a deemed capital contribution. Compensation costs associated with satisfying the remaining performance conditions were not deemed probable at September 30, 2018.

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

Upon and subject to the consummation of our merger with Chesapeake, all unvested incentive units will become fully vested in accordance with their terms and will remain outstanding following the effective time of such merger. See “Note 19—Subsequent Events” for information regarding our merger with Chesapeake.

Note 15. Related Party Transactions

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. During the three months ended September 30, 2017, we received $0.5 million from Genesis.  We did not have any purchases from Genesis for the three months ended September 30, 2018. We received $1.2 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively, from Genesis.

Ms. Stephanie Hildebrandt has served as a member of our board of directors since December 2017. Ms. Hildebrandt has served as Senior Vice President, General Counsel, and Secretary of Archrock Inc., (“Archrock”) since August 2017. Archrock is a provider of compression services. We had disbursements of $0.1 million to Archrock for the nine months ended September 30, 2018.

NGP Affiliated Companies

Carlyle Group, L.P. The Carlyle Group, L.P. and certain of its affiliates indirectly own a 55% interest in certain gross revenues of NGP ECM, which is a limited partner entitled to 47.5% of the carried interest from NGP XI, and is entitled to 40% of the carried interest from NGP X US Holdings (without, in either case, any rights to vote or dispose of either such fund’s direct or indirect interest in us). NGP ECM manages investment funds, including NGP X US Holdings and NGP XI, that collectively directly or indirectly through their equity interests in WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings own a majority of our outstanding shares of common stock. An affiliate of the Carlyle Group, L.P. purchased 435,000 shares of our preferred stock on June 30, 2017.

NGP ECM. During the three and nine months ended September 30, 2017, we had net disbursements of less than $0.1 million and $0.1 million, respectively, related to director and advisory fees and reimbursement of initial public offering costs. We did not have any related party payments or receipts due to or from NGP ECM for the three and nine months ended September 30, 2018.

Cretic Energy Services, LLC. During the three and nine months ended September 30, 2017, we had disbursements of $0.1 million and $0.2 million, respectively, to Cretic Energy Services, LLC, a NGP affiliated company, for services related to our drilling and completion activities. We did not have any related party payments to Cretic Energy Services, LLC for the three and nine months ended September 30, 2018.

CH4 Energy. CH4 Energy entities are NGP affiliated companies and Mr. Brannon, a former member of our board of directors, is President of these entities. During the three and nine months ended September 30, 2018 we had disbursements of less than $0.1 million and $0.2 million, respectively, to certain CH4 Energy entities for office rental and parking payments. During the three and nine months ended September 30, 2017 we had disbursements of $0.1 million and $0.5 million to certain CH4 Energy entities, respectively. For the nine months ended September 30, 2017, $0.3 million was a reimbursement of landman services and expenses incurred in 2016 that CH4 Energy entities had paid on our behalf and $0.2 million was related to office rental and parking payments.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Agreements

Stockholders’ Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

Registration Rights Agreement

A discussion of this agreement is included in our 2017 Form 10-K.

Transition Services Agreement

Upon the closing of our initial public offering, we entered into a transition services agreement with CH4 Energy IV, LLC, Petromax and Crossing Rocks Energy, LLC (collectively, the “Service Providers”), pursuant to which the Service Providers agreed to provide certain engineering, land, operating and financial services to us for six months relating to our Eagle Ford Acreage. In exchange for such services, we agreed to pay a monthly management fee to the Service Providers. NGP and certain former management members of Esquisto own the Service Providers. The transition service agreement was terminated on March 31, 2017 and $0.1 million was paid to the Service Providers during the nine months ended September 30, 2017.

Note 16. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  As of September 30, 2018, we identified one operating segment and one reportable segment—the Eagle Ford—that is engaged in the acquisition, exploitation, development and production of oil, natural gas and NGL resources in the United States.  Historically, we had two operating segments – the Eagle Ford and North Louisiana – that were aggregated into one reportable segment.  On March 29, 2018 we closed the NLA Divestiture, which involved substantially all of the assets previously included in our North Louisiana operating segment.  See Note 3 for additional information related to the NLA Divestiture.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues.  Furthermore, all of our revenues are from external customers.  The Company uses Adjusted EBITDAX, a non-GAAP financial measure, as its measure of profit or loss to assess performance and allocate resources.  Information regarding assets by reportable segment is not presented because it is not reviewed by the CODM.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDAX (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$11,523	$(10,804)	$(118,345)	$35,814
Interest expense, net	15,718	8,749	43,027	20,953
Income tax (benefit) expense	19,055	(5,646)	(28,394)	21,247
Depreciation, depletion and amortization	74,842	51,843	205,419	111,515
Exploration expense	13,814	4,749	19,891	17,868
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on derivative instruments	76,358	40,288	227,533	(37,119)
Cash settlements received (paid) on derivative instruments	(31,123)	5,802	(81,177)	6,895
Stock-based compensation	4,997	2,414	11,988	4,217
Incentive unit compensation	—	—	13,776	—
Acquisition related costs	424	998	912	3,796
(Gain) loss on sale of properties	217	—	(2,950)	—
Debt extinguishment costs	—	—	—	(11)
Initial public offering costs	—	—	—	182
Total Adjusted EBITDAX	$185,825	$98,393	$505,954	$185,357

Note 17. Income Taxes

The Company is a corporation subject to federal and state income taxes. The Company records its tax provision in interim periods using the estimated annual effective tax rate. Discrete items are excluded from the Company’s estimated annual effective tax rate and income tax effects associated with discrete items are recognized in the period in which they occur. We have a $2.3 million federal income tax refund at September 30, 2018 recorded as a component of “Prepaid expenses and other current assets” on our balance sheet.

The Company recorded income tax expense of $19.1 million and an income tax benefit of $5.6 million for the three months ended September 30, 2018 and 2017, respectively. The change is primarily due to the pretax income in 2018 as compared to the pretax loss in 2017. The effective tax rate for the three months ended September 30, 2018 and 2017 was 62.3% and 34.3%, respectively. The increase in the effective tax rate was primarily due to state income taxes, offset by a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018, primarily due to the impact of the state income tax provision related to a change in the estimated annual effective tax rate. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017, primarily due to the impact of the state income tax provision.

The Company recorded an income tax benefit of $28.4 million and income tax expense of $21.2 million for the nine months ended September 30, 2018 and 2017, respectively. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 19.3% and 37.2%, respectively. The decrease in the effective tax rate was primarily due to incentive unit compensation, the impact of the state income tax provision, and a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017, partially offset by an excess tax benefit associated with stock-based compensation, and state tax adjustments associated with the NLA Divestiture. The effective tax rate differed from the statutory federal income tax rate of 21% for 2018, primarily due to incentive unit compensation, stock-based compensation, state tax adjustments associated with the NLA Divestiture, and the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017, primarily due to the impact of the state income tax provision.

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reported no liability for unrecognized tax benefits as of September 30, 2018 and expects no significant change to the unrecognized tax benefits in the next twelve months.

Note 18. Commitments and Contingencies

Lease Obligations

We executed two office leases during the nine months ended September 30, 2018.  In June 2018, we executed a new lease for corporate office space that has escalating payments.  The estimated commencement date is January 1, 2019 and the lease terminates on December 31, 2026.  The lease for our current corporate office is expected to terminate on December 31, 2018.  In August 2018, we executed a new lease for our Fort Worth office with a start date of October 1, 2018 and terminating on September 30, 2021, with a penalty-free early termination clause after two years.

The table below reflects our estimated minimum commitments as of September 30, 2018 related to our office leases (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter
Office Leases	$390	$2,249	$2,285	$2,254	$2,066	$8,621

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of September 30, 2018 and December 31, 2017. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

Klein v. Graham, et al.: On August 2, 2018, James M. Klein filed a derivative action in the Delaware Court of Chancery against seven of the Company’s directors and one of its former directors (the “Director Defendants”), NGP Energy Capital Management, LLC, CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), and (as a nominal defendant only) the Company.  The complaint asserts claims relating to the Company’s entry into a Preferred Stock Purchase Agreement with the Carlyle Investor, dated May 10, 2017.  The lawsuit seeks monetary damages and attorneys’ fees.  The Company believes the claims are entirely without merit and intends to vigorously defend against them. On October 2, 2018, a stipulation of dismissal without prejudice was granted as it relates to Messrs. Clarkson and Sims.

From time to time, we could be liable for environmental claims arising in the ordinary course of business.  We did not record environmental obligations at September 30, 2018 and at December 31, 2017.

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

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021.  The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement

WILDHORSE RESOURCE DEVELOPMENT CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires annual payments to be made on or before February 15 of each year during the term of the agreement.  We recorded a payment of $0.5 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.

Note 19. Subsequent Events

Proposed Merger with Chesapeake Energy Corporation

On October 30, 2018, we jointly announced with Chesapeake that we entered into a definitive agreement to merge with Chesapeake, an independent exploration and production company engaged in the acquisition, exploration and development of properties in the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming, the Anadarko Basin in northwestern Oklahoma, the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana and East Texas, for the production of oil, natural gas and NGLs from underground reservoirs. At the election of each Company stockholder, Chesapeake will acquire each outstanding share of the Company in exchange for either 5.989 shares of Chesapeake common stock, $0.01 par value per share, or a combination of 5.336 shares of Chesapeake common stock and $3.00 cash. The merger, which is expected to close in the first half of 2019, has been unanimously approved by the board of directors of each company and is subject to stockholder approvals from both companies, customary closing conditions and regulatory approvals.

Quarterly Preferred Stock Dividend

See Note 10—“Preferred Stock” for information regarding quarterly dividends paid on our outstanding preferred stock.

Fifth Amendment to the Credit Agreement

See Note 9—“Long Term Debt” for information regarding the Fifth Amendment, which was entered into on October 15, 2018.

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

Recent Developments

Proposed Merger with Chesapeake Energy Corporation

On October 30, 2018, we jointly announced with Chesapeake that we entered into a definitive agreement to merge with Chesapeake, an independent exploration and production company engaged in the acquisition, exploration and development of properties in the Eagle Ford Shale in South Texas, the stacked pay in the Powder River Basin in Wyoming, the Anadarko Basin in northwestern Oklahoma, the Marcellus Shale in the northern Appalachian Basin in Pennsylvania and the Haynesville/Bossier Shales in northwestern Louisiana and East Texas, for the production of oil, natural gas and NGLs from underground reservoirs. At the election of each Company stockholder, Chesapeake will acquire each outstanding share of the Company in exchange for either 5.989 shares of Chesapeake common stock, $0.01 par value per share, or a combination of 5.336 shares of Chesapeake common stock and $3.00 cash. The merger, which is expected to close in the first half of 2019, has been unanimously approved by the board of directors of each company and is subject to stockholder approvals from both companies, customary closing conditions and regulatory approvals.

Amendment to Credit Agreement

On October 15, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).  The Fifth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $1.05 billion to $1.30 billion.

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement.  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion.

April 2018 Issuance of Additional 2025 Senior Notes

On April 20, 2018, we completed a private placement of an additional $200.0 million in aggregate principal amount of our 2025 Senior Notes (the “April Notes”).  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes.  The April Notes were issued at a price of 102% of par. This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds to repay borrowings outstanding under our revolving credit facility and for general corporate purposes. On September 24, 2018, all of the then-outstanding 2025 Senior Notes, including the April Notes, were exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

North Louisiana Divestiture

In February 2018, WHR II entered into a Purchase and Sale Agreement with Tanos Energy Holdings III, LLC (“Tanos”) for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). In March 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including $21.7 million previously received as a deposit, which included preliminary purchase price adjustments of approximately $0.9 million related to certain assets that were retained pending receipt of a consent to assign certain assets at the initial closing and approximately $9.7 million related to the net cash flows from the effective date to the closing date (the “NLA Divestiture”).  We received the necessary consent to assign approximately $0.9 million of NLA Assets and assigned such NLA Assets to Tanos on August 1, 2018.

In addition, WRD could receive contingent payments of up to $35.0 million, of which $0.4 million has been accrued, based on the number of wells spud on such properties over the next four years.  Our contingent consideration arrangement meets the definition of a derivative, but qualifies for a scope exception. We have made an accounting policy election to record the contingent consideration when it is deemed to be realizable.  In October 2018, we received the $0.4 million payment from Tanos.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after preliminary customary purchase price adjustments, we recorded an impairment charge of $214.3 million during the first quarter of 2018 to adjust the carrying amount of the disposal group to its estimated fair value less costs to sell. See “Note 3—Acquisitions and Divestitures” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information.

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

•

Gathering, Processing and Transportation (“GP&T”). These are costs incurred to deliver the production of our oil, natural gas and NGLs to market. Costs for these expenses can vary based on the volume of oil, natural gas and NGLs produced as well as the cost of commodity processing. As we continue to truck or pipe our product to destination markets (i.e. Houston and/or Corpus Christi) we may see an increase in GP&T costs. Based on our current set of contracts, the majority of these costs will be reported as a reduction to our natural gas and NGL revenues.  See “Note 2—Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our adoption of the new revenue recognition standard.

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

The impact of adoption of the new revenue standard on our consolidated income statement and balance sheet and statement of cash flows was as follows (in thousands):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Without ASC 606	Increase/-	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease	Under ASC 606	Adoption	Decrease
Revenues:
Oil sales	$236,040	$236,056	$(16)	$625,811	$625,856	$(45)
Natural gas sales	9,298	10,378	(1,080)	45,034	48,353	(3,319)
NGL sales	13,883	16,125	(2,242)	30,999	37,727	(6,728)
Other Income	269	269	—	1,816	1,625	191
Operating expenses:
Lease operating expenses	14,221	14,681	(460)	42,736	43,736	(1,000)
Gathering, processing and transportation	3,225	6,246	(3,021)	5,053	14,366	(9,313)
Depreciation, depletion and amortization	74,842	75,023	(181)	205,419	205,889	(470)
Other operating (income) expense	169	1	168	938	460	478
Income (loss) before income taxes	30,578	30,422	156	(146,739)	(147,142)	403
Income tax benefit (expense)	(19,055)	(19,022)	(33)	28,394	28,481	(87)
Net income (loss)	11,523	11,400	123	(118,345)	(118,661)	316

	At September 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Assets:
Oil and gas properties	$3,271,422	$3,277,335	$(5,913)
Accumulated depreciation, depletion and amortization	(426,373)	(427,213)	840
Other non-current assets	17,575	11,792	5,783
Liabilities:
Deferred tax liabilities	44,141	43,988	153
Stockholders' Equity
Accumulated earnings (deficit)	(118,605)	(117,741)	(864)

	For the Nine Months Ended September 30, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Cash flows from operating activities:
Net income	$(118,345)	$(118,661)	$316
Depreciation, depletion and amortization	205,419	205,889	(470)
Deferred income tax expense (benefit)	(27,396)	(27,483)	87
Consideration paid to customers, net of amortization	(1,806)	—	(1,806)

Cash flows from investing activities:
Additions to oil and gas properties	(824,656)	(826,528)	1,872

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

Incentive Units

Certain officers and employees have been granted awards of incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings (the “LLCs”). The fair value of the incentive units will be remeasured on a quarterly basis until all payments have been made.  Any future compensation expense recognized will be a non-cash charge, with the settlement obligation resting with WildHorse Investment Holdings, WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings, respectively.  Accordingly, no cash payments or issuance of stock will ever be made by us related to these incentive units; however, non-cash compensation expense (income) will be allocated to us in future periods offset by deemed capital contributions (distributions). As such, these awards are not dilutive to our stockholders. Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date or as a result of an actual distribution. Compensation cost related to an actual distribution by Esquisto Holdings to incentive unitholders of 500,932 shares of our common stock on May 14, 2018 resulted in non-cash compensation expense of $13.8 million offset by a deemed capital contribution. Compensation costs associated with satisfying the remaining performance conditions were not deemed probable at September 30, 2018.  Unrecognized compensation cost associated with these incentive units was $59.4 million at September 30, 2018.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following key assumptions:

Incentive Unit Valuation As Of
September 30, 2018
Expected life (years)	1.04 - 4.04
Expected volatility (range)	48.0% - 59.0%
Dividend yield	0.00%
Risk-free rate (range)	2.57% - 2.87%

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

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income:
Oil sales	$236,040	$100,391	$625,811	$192,431
Natural gas sales	9,298	14,906	45,034	40,328
NGL sales	13,883	6,881	30,999	12,948
Other income	269	308	1,816	1,244
Total revenues and other income	259,490	122,486	703,660	246,951
Operating expenses:
Lease operating expenses	14,221	12,435	42,736	26,200
Gathering, processing and transportation	3,225	3,761	5,053	7,403
Taxes other than income tax	14,193	6,047	38,753	14,455
Depreciation, depletion and amortization	74,842	51,843	205,419	111,515
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on sale of properties	217	—	(2,950)	—
General and administrative expenses	16,033	11,043	41,677	28,574
Incentive unit compensation expense	—	—	13,776	—
Exploration expense	13,814	4,749	19,891	17,868
Other operating (income) expense	169	9	938	53
Total operating expenses	136,714	89,887	579,567	206,068
Income (loss) from operations	122,776	32,599	124,093	40,883
Other income (expense):
Interest expense	(15,718)	(8,749)	(43,027)	(20,953)
Gain (loss) on derivative instruments	(76,358)	(40,288)	(227,533)	37,119
Other income (expense)	(122)	(12)	(272)	12
Total other income (expense)	(92,198)	(49,049)	(270,832)	16,178
Income (loss) before income taxes	30,578	(16,450)	(146,739)	57,061
Income tax benefit (expense)	(19,055)	5,646	28,394	(21,247)
Net income (loss) available to WRD	$11,523	$(10,804)	$(118,345)	$35,814

Net income (loss) per common share:
Basic and diluted	$0.04	$(0.17)	$(1.41)	$0.27
Weighted-average common shares outstanding:
Basic and diluted	99,639	99,142	99,433	95,369
Oil and natural gas revenue:
Crude oil	$236,040	$100,391	$625,811	$192,431
Natural gas	9,298	14,906	45,034	40,328
NGLs	13,883	6,881	30,999	12,948
Total oil, natural gas and NGL revenue	$259,221	$122,178	$701,844	$245,707
Production volumes:
Oil (MBbls)	3,268	2,097	9,125	4,012
Natural gas (MMcf)	3,985	5,133	16,735	13,281
NGLs (MBbls)	572	413	1,554	778
Total (MBoe)	4,504	3,365	13,468	7,004
Average sales price:
Oil (per Bbl)	$72.23	$47.89	$68.58	$47.96
Natural gas (per Mcf)	$2.33	$2.90	$2.69	$3.04
NGLs (per Bbl)	$24.29	$16.65	$19.95	$16.64
Total (per Boe)	$57.56	$36.30	$52.11	$35.08
Average production volumes:
Oil (MBbls/d)	35.5	22.8	33.4	14.7
Natural gas (MMcf/d)	43.3	55.8	61.3	48.6
NGLs (MBbls/d)	6.2	4.5	5.7	2.8
Average net production (MBoe/d)	49.0	36.6	49.3	25.7
Average unit costs per Boe:
Lease operating expenses	$3.16	$3.70	$3.17	$3.74
Gathering, processing and transportation	$0.72	$1.12	$0.38	$1.06
Taxes other than income tax	$3.15	$1.80	$2.88	$2.06
General and administrative expenses	$3.56	$3.28	$3.09	$4.08
Depletion, depreciation and amortization	$16.62	$15.41	$15.25	$15.92

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the three months ended September 30, 2018 and the three months ended September 30, 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $259.2 million for 2018 compared to $122.2 million for 2017, an increase of $137.0 million (approximately 112%). Production increased 1,139 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford. The average realized sales price increased $21.26 per Boe (approximately 59%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $135.6 million, which was comprised of $79.5 million and $56.1 million due to favorable pricing and production variances, respectively. Natural gas revenues decreased $5.6 million, which was comprised of $2.3 million due to unfavorable pricing variances and $3.3 million due to a reduction of production volumes as a result of the NLA Divestiture.  The unfavorable pricing variance for natural gas revenues included a $1.1 million decrease associated with the adoption of the new revenue recognition standard.  NGL revenues increased $7.0 million, which was comprised of $4.4 million and $2.6 million due to favorable price and volume variances, respectively.  The favorable price variance was offset by $2.2 million associated with the adoption of the new revenue recognition standard.

•

LOE was $14.2 million and $12.4 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $3.16 and $3.70 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the drilling of successful wells in the Eagle Ford along with increased efficiencies in 2018 compared to 2017. We recorded $2.8 million of workover expenses in 2018 in comparison to $2.6 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 73% oil compared to 62% oil in 2017, an increase of approximately 16% due primarily to the sale of the NLA properties.

•

GP&T expenses were $3.2 million and $3.8 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.72 and $1.12 for 2018 and 2017, respectively.  The 36% decrease in GP&T expenses on a per Boe basis was primarily attributable to the impact from the new revenue recognition standard, the sale of the NLA Disposal Group and an increase in production from our drilling activities.

•

Taxes other than income tax were $14.2 million and $6.0 million for 2018 and 2017, respectively; an increase of $8.2 million (approximately 137%).  On a per Boe basis, taxes other than income tax were $3.15 and $1.80 for 2018 and 2017, respectively.  The $8.2 million increase was primarily due to an increase in production taxes of $7.1 million and ad valorem taxes of $1.1 million.  The production taxes increased $5.3 million and $1.8 million due to favorable price and volume variances, respectively.  The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $74.8 million compared to $51.8 million for 2017, a $23.0 million increase (approximately 44%) primarily due to an increase in production volumes related to successful drilling activities.  Increased production volumes caused DD&A expense to increase by $17.6 million and the change in the DD&A rate between periods caused DD&A expense to increase by $5.4 million.

•	Estimated losses associated with the sale of the NLA Disposal Group were $0.2 million in 2018. We did not have any gains or losses from the sale of assets in 2017.
•

G&A expenses were $16.0 million and $11.0 million (an increase of approximately 45%) for 2018 and 2017, respectively.  The $5.0 million increase was primarily due to increased salaries and wages and stock-based compensation costs.  Salaries and wages and other employee benefits increased by $1.5 million primarily due to additional staffing and stock-based compensation costs increased $2.5 million related to our long term incentive plan. In 2018, we had increases of $1.2 million related to professional fees, information technology, accounting and legal services.  These increases were offset by a $0.6 million decrease in acquisition expenses.

•

Exploration expense was $13.8 million and $4.7 million for 2018 and 2017, respectively.   The $9.1 million increase in exploration expense was largely due to $11.4 million of geophysical costs incurred related to the drilling of certain developmental wells, a $1.4 million decrease in delay rentals and a $0.9 million decrease in undeveloped leasehold impairments and abandonments.
•

Interest expense was $15.7 million and $8.7 million for 2018 and 2017, respectively.  The $7.0 million increase (approximately 80%) was due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on the 2025 Senior Notes, premium/discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the premium/discount amortization, amortization of debt issuance costs and capitalized interest was $16.6 million for 2018 and $8.8 million for 2017. Amortization of premiums and discounts on the 2025 Senior Notes was a discount of less than $0.1 million for 2018 and $0.1 million for 2017.  Amortization of debt issue costs was $0.8 million for 2018 compared to $0.7 million for 2017.  Capitalized interest was $1.7 million and $0.8 million for the 2018 and 2017, respectively, primarily due to drilling activities.

•

Net losses on derivative instruments of $76.4 million were recognized during 2018, which consisted of a $44.1 million decrease in the fair value of open positions and $32.3 million of cash settlements paid or accrued.  Net losses on derivative instruments of $40.3 million were recognized during 2017, which consisted of a $44.3 million decrease in the fair value of open positions and $4.0 million of cash settlements received or accrued.

•

Income tax expense for 2018 was $19.1 million compared to income tax benefit of $5.6 million for 2017. The change is primarily due to the pretax income in 2018 as compared to the pretax loss in 2017.  The effective tax rate for 2018 was 62.3%, compared to 34.3% for 2017.  The increase in the effective tax rate was primarily due to state income taxes in 2018, offset by a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation enacted in December 2017. The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to the impact of the state income tax provision related to a change in the estimated annual effective tax rate. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to the impact of the state income tax provision.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $701.8 million for 2018 compared to $245.7 million for 2017, an increase of $456.1 million (approximately 186%). Production increased 6,464 MMBoe primarily due to increased production from drilling successful wells in the Eagle Ford and the Acquisition. The average realized sales price increased $17.03 per Boe (approximately 49%) due to higher overall commodity prices and a higher percentage of oil in the production mix. Oil revenues increased $433.4 million, which was comprised of $188.2 million and $245.2 million due to favorable pricing and production variances, respectively. Natural gas revenues increased $4.7 million, which was comprised of a decrease of $5.8 million and an increase of $10.5 million due to unfavorable pricing and favorable production variances, respectively.  The unfavorable pricing variance for natural gas revenues included a $3.3 million decrease associated with the adoption of the new revenue recognition standard. NGL revenues increased $18.0 million, which was comprised of $5.1 million and $12.9 million due to favorable price and volume variances, respectively. The favorable price variance was offset by a $6.7 million decrease associated with the adoption of the new revenue recognition standard.

•

LOE was $42.7 million and $26.2 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $3.17 and $3.74 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the Acquisition and drilling successful wells in the Eagle Ford along with increased efficiencies in 2018 compared to 2017. We recorded $6.6 million of workover expenses in 2018 in comparison to $4.4 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 68% oil compared to 57% oil in 2017, an increase of approximately 18% due primarily to the sale of the NLA properties.

•

GP&T expenses were $5.1 million and $7.4 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.38 and $1.06 for 2018 and 2017, respectively.  The 64% decrease in GP&T expenses on a per Boe basis was primarily attributable to the impact from the new revenue recognition standard, the sale of the NLA Disposal Group and an increase in production from our drilling activities.

•

Taxes other than income tax were $38.8 million and $14.5 million for 2018 and 2017, respectively, an increase of $24.3 million (approximately 168%).  On a per Boe basis, taxes other than income tax were $2.88 and $2.06 for 2018 and 2017, respectively.  The $24.3 million increase was primarily due to an increase in production taxes of $22.4 million and ad valorem taxes of $1.9 million.  The production taxes increased $12.7 million and $9.7 million due to favorable price and volume variances, respectively.  The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $205.4 million compared to $111.5 million for 2017, a $93.9 million increase (approximately 84%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $102.9 million and the change in the DD&A rate between periods caused DD&A expense to decrease by $9.0 million.

•	Gains from the sale of the NLA Disposal Group were $3.0 million in 2018. We did not have any gains from the sale of assets in 2017.
•

G&A expenses were $41.7 million and $28.6 million (an increase of approximately 46%) for 2018 and 2017, respectively.  The $13.1 million increase was primarily due to increased salaries and wages and stock-based compensation costs.  Salaries and wages and other employee benefits increased by $6.8 million primarily due to additional staffing and stock-based compensation costs increased $7.5 million related to our long term incentive plan.  In 2018, we also had increases of $1.8 million related to professional fees, information technology, accounting and legal services.  These increases were offset by a $3.0 million decrease in acquisition expenses.  In 2018, we received $0.9 million of transition services fees after the sale of the NLA properties.

•

Exploration expense was $19.9 million and $17.9 million for 2018 and 2017, respectively.   The $2.0 million increase in exploration expense was largely due to $11.4 million due to geophysical costs incurred related to the drilling of certain developmental wells, a $1.7 million decrease in seismic acquisition expenses, a $5.7 million decrease in undeveloped leasehold impairments and abandonments and a decrease of $2.1 million in delay rentals.  The decreased components of exploration expenses were offset by a $0.2 million increase in sand mine exploration expenses.

•

Incentive unit compensation expense was $13.8 million for 2018 related to common stock distributions to incentive unit holders in May 2018. This non-cash charge was offset by a deemed capital contribution under the Esquisto Holding plan from NGP.

•

Interest expense was $43.0 million and $21.0 million for 2018 and 2017, respectively.  The $22.0 million increase (approximately 105%) was primarily due to an increase in the average debt outstanding as a result of the issuance of the 2025 Senior Notes and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on our 2025 Senior Notes, premium/discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Interest expense before the premium/discount amortization, amortization of debt issuance costs and capitalized interest was $44.7 million for 2018 and $20.7 million for 2017. Amortization of discounts on the 2025 Senior Notes was $0.1 million for 2018 and $0.2 million for 2017.  Amortization of debt issue costs was $2.2 million for 2018 compared to $2.0 million for 2017.  Capitalized interest was $3.9 million and $1.9 million for 2018 and 2017, respectively, primarily due to drilling activities.

•

Net losses on derivative instruments of $227.5 million were recognized during 2018, which consisted of a $139.7 million decrease in the fair value of open positions and $87.8 million of cash settlements paid or accrued.  Net gains on commodity derivatives of $37.1 million were recognized during 2017, which consisted of a $29.6 million increase in the fair value of open positions and $7.5 million of cash settlements received or accrued.
•

Income tax benefit for 2018 was $28.4 million compared to income tax expense of $21.2 million for 2017. The change is primarily due to the pretax loss in 2018 as compared to the pretax income in 2017.  The effective tax rate for 2018 was 19.3% compared to 37.2% for 2017.  The decrease in the effective tax rate was primarily due to a reduction in the federal corporate income tax rate from 35% to 21% as a result of tax legislation that was enacted in December 2017, incentive unit compensation expense, and the impact of the state income tax provision, offset by state tax adjustments associated with the NLA Divestiture, and an excess tax benefit associated with stock-based compensation.  The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to incentive unit compensation, stock-based compensation, state tax adjustments associated with the NLA Divestiture, and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to the impact of the state income tax provision.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDAX reconciliation to net (loss) income:
Net income (loss)	$11,523	$(10,804)	$(118,345)	$35,814
Interest expense, net	15,718	8,749	43,027	20,953
Income tax (benefit) expense	19,055	(5,646)	(28,394)	21,247
Depreciation, depletion and amortization	74,842	51,843	205,419	111,515
Exploration expense	13,814	4,749	19,891	17,868
Impairment of NLA Disposal Group	—	—	214,274	—
(Gain) loss on derivative instruments	76,358	40,288	227,533	(37,119)
Cash settlements received (paid) on derivative instruments	(31,123)	5,802	(81,177)	6,895
Stock-based compensation	4,997	2,414	11,988	4,217
Incentive unit compensation	—	—	13,776	—
Acquisition related costs	424	998	912	3,796
(Gain) loss on sale of properties	217	—	(2,950)	—
Debt extinguishment costs	—	—	—	(11)
Initial public offering costs	—	—	—	182
Total Adjusted EBITDAX	$185,825	$98,393	$505,954	$185,357

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

As of September 30, 2018, we had $1.7 million of cash and cash equivalents and $651.0 million of available borrowings under our revolving credit facility. As of September 30, 2018, we had a working capital deficit of $248.8 million primarily due to the accrual of capital expenditures and losses on our short-term derivative instruments. As of September 30, 2018, the borrowing base under our Credit Agreement was $1.05 billion and we had outstanding borrowings of $399.0 million.

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Fourth Amendment to the Credit Agreement, which, among other things, (i) increased the borrowing base from $875.0 million to $1.05 billion. On October 15, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into the Fifth Amendment to the Credit Agreement, which, among other things, increased the borrowing base from $1.05 billion to $1.30 billion.

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

Capital Expenditure Budget

We established a 2018 drilling and completion capital expenditure budget of $700 million to $800 million. For the nine months ended September 30, 2018, our drilling and completion expenditures were approximately $657.3 million primarily related to the development of our Eagle Ford properties.  We established a 2018 sand mine capital expenditure budget of $65 million to $75 million.  For the nine months ended September 30, 2018, our sand mine expenditures were approximately $44.5 million related to the development of our in-field sand mine.

Revolving Credit Facility

In December 2016, we, as borrower, and certain of our current and future subsidiaries, as guarantors, entered into a five-year, $1.0 billion senior secured revolving credit facility.  On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into Fourth Amendment to the Credit Agreement.  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion. On October 15, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into Fifth Amendment to the Credit Agreement.  The Fifth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $1.05 billion to $1.30 billion.

We believe we were in compliance with all the financial (interest coverage ratio and current ratio) and other covenants associated with our revolving credit facility as of September 30, 2018.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par and resulted in net proceeds of $338.6 million.  In September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. In April 2018, we completed the private placement of the April Notes.  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes. The April Notes were issued at a price of 102% of par.  This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds from all issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our capital expenditures.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On August 1, 2018, we made a $24.1 million interest payment on the 2025 Senior Notes.  As of September 24, 2018, all of the 2025 Senior Notes have been exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

See “Note 9—Long Term Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2018 and 2017 have been derived from our consolidated financial statements.  For information regarding the individual components of our cash flow amounts, see the Unaudited Statements of Condensed Consolidated Cash Flows included under “Item 1. Financial Statements” contained herein.

	For the Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$447,374	$143,192
Net cash used in investing activities	$741,316	$1,002,313
Net cash provided by financing activities	$295,461	$861,031

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $447.4 million for 2018 compared to $143.2 million of net cash provided by operating activities for 2017. Production increased 6.5 MMBoe (approximately 92%) and average realized sales prices increased to $52.11 per Boe for 2018 compared to $35.08 per Boe during 2017.  The overall period-to-period increase in net cash provided by operating activities was also impacted by higher G&A, LOE and other expenses due to the growth of the Company, as previously discussed above under “Results of Operations.”  Net cash provided by operating activities included $81.2 million of cash payments on derivative instruments during 2018 compared to $6.9 million in cash receipts during 2017.  There was a $9.9 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2018 compared to 2017.

Investing Activities. During 2018 and 2017, cash flows used in investing activities were $741.3  million and $1,002.3 million, respectively.  We received $206.4 million of net proceeds related to the NLA Divestiture.  See “—Recent Developments” for additional information on the NLA Divestiture.  Acquisitions of oil and gas properties were $53.2 million and $549.0 million during 2018 and 2017, respectively. In June 2017, we completed the Acquisition for cash consideration of $533.6 million.  Additions to oil and gas properties were $824.7 million and $443.2 million during 2018 and 2017, respectively, related to our drilling and completion activities and land leasing activities in the Eagle Ford and Austin Chalk.  Additions to and acquisitions of other property and equipment were $58.0 million and $10.1 million during 2018 and 2017, respectively. Approximately $44.0 million of the $58.0 million in additions to and acquisitions of other property and equipment during 2018 was related to the acquisition and development of our in-field sand mine.  In 2018, we have $1.7 million of unapplied construction deposits related to the development of our in-field sand mine.  In 2018, we have also recorded at $10.2 million contribution related to our midstream solution equity method investee, JWH Midstream LLC.

Financing Activities. Net cash provided by financing activities during 2018 of $295.5 million was primarily attributable to proceeds of $204.0 million from the April 2018 issuance of our 2025 Senior Notes and net advancements of approximately $112.6 million associated with our revolving credit facility.  During 2018 we also paid $13.5 million in preferred stock dividends and had debt issuance costs of $3.5 million. We withheld $4.2 million for tax payment remittance to appropriate taxing authorities primarily related to the scheduled May 2018 vesting of the 2016 LTIP awards.   The restricted common shares were net-settled to cover the required withholding tax upon vesting.

Net cash provided by financing activities during 2017 of $861.0 million was primarily attributable to $432.3 million in net proceeds from the issuance of preferred stock, $494.7 million as a result of proceeds from the 2017 issuances of our 2025 Senior Notes, $34.5 million in proceeds from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering and offset by $84.3 million in net payments under our revolving credit facility. These cash inflows were further offset by credit facility debt issuance costs of $13.5 million associated with the underwriters’ exercise of their over-allotment option and $2.7 million of costs related to our initial public offering which were previously accrued and cash settled during 2017.

Contractual Obligations

During the nine months ended September 30, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for:

•	indebtedness under our revolving credit facility increased from $286.4 million at December 31, 2017 to $399.0 million at September 30, 2018;
•	newly executed office leases which increased lease commitments from $4.4 million to an estimated $17.9 million;
•	the issuance of the April Notes; and
•	the assignment of a gas transportation agreement to Tanos associated with the NLA Divestiture.

Off–Balance Sheet Arrangements

As of September 30, 2018, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2018, see “Note 5—Risk Management and Derivative Instruments” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

Interest Rate Risk

At September 30, 2018, we had $399.0 million outstanding under our revolving credit facility. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to indebtedness we may incur but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would be subject to risk for financial loss.

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discount and debt issuance cost) is compared to the estimated fair value in the table below (in thousands):

	At September 30, 2018
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$686,997	$722,750

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is possible and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at September 30, 2018.  For additional discussion of current legal proceedings, please see “Note 18—Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this report and the risk factors set forth below, you should carefully consider the factors discussed in Part I—Item IA. “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition or future results.

Set forth below are certain material changes to the Risk Factors disclosed in our 2017 Form 10-K:

Our merger with Chesapeake is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger with Chesapeake could have a material and adverse effect on us.

Completion of our merger with Chesapeake is subject to a number of conditions set forth in our merger agreement with Chesapeake, including the approval by Chesapeake’s shareholders of the issuance of shares of its common stock as merger consideration and approval by Company stockholders of the adoption of the merger agreement, which make the completion and timing of the consummation of the merger uncertain. Also, either we or Chesapeake may terminate the merger agreement if the merger has not been consummated by May 31, 2019 (or, at either party’s discretion, if any governmental entity having jurisdiction over either us or Chesapeake has issued any order, decree, ruling or injunction or taken any other action permanently restraining, enjoining or otherwise prohibiting the consummation of the merger).

If the transactions contemplated by the merger agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;
•

time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities, and our ongoing business and financial results may be adversely affected;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed;
•	being required to pay a termination fee or expense reimbursement fee of $85 million or $25 million, respectively, under certain circumstances as provided in the merger agreement;
•

the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and
•

if the merger agreement is terminated and our board of directors seeks another transaction, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction at a value to stockholders equal to the merger with Chesapeake.

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or Chesapeake’s stock price.

At the effective time of the merger with Chesapeake, each share of our common stock outstanding immediately prior to the effective time will be converted into the right to receive 5.989 shares of Chesapeake common stock or 5.336 shares of Chesapeake common stock and $3.00, at the election of each of our stockholders. This exchange ratio will not be adjusted for changes in the market price of either our common stock or Chesapeake’s common stock between the date of signing the merger agreement and completion of the merger with Chesapeake. Changes in the price of Chesapeake’s common stock prior to the merger with Chesapeake will affect the value of Chesapeake’s common stock that our stockholders will receive on the date of such merger.

The prices of Chesapeake’s common stock and our common stock at the closing of the merger with Chesapeake may vary from their prices on the date the merger agreement was executed and on the date of each special meeting in connection with the merger. As a result, the value represented by the exchange ratio may also vary, and you will not know or be able to calculate the market value of the merger consideration you will receive upon completion of the merger with Chesapeake.

The merger agreement limits our ability to pursue alternatives to the merger with Chesapeake.

The merger agreement entered into with Chesapeake contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the merger with Chesapeake, or may result in a potential competing acquirer of the Company, proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

We will be subject to business uncertainties while the merger with Chesapeake is pending, which could adversely affect our businesses.

Uncertainty about the effect of the merger with Chesapeake on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until such merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of our employees may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with Chesapeake following such merger. In addition, the merger agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Chesapeake, and generally requires us to continue our operations in the ordinary course, until completion of the merger with Chesapeake. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of such merger.

We and Chesapeake will incur substantial transaction fees and costs in connection with the proposed merger.

We and Chesapeake expect to incur a number of non-recurring transaction-related costs associated with completing the proposed merger, combining the operations of the two organizations and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Many of these costs will be borne by us even if the merger with Chesapeake is not completed.

We and Chesapeake may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Chesapeake’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger with Chesapeake, then that injunction may delay or prevent such merger from being completed, which may adversely affect our and Chesapeake’s respective businesses, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent sales of unregistered equity securities.

We did not have any sales of unregistered equity securities during the three months ended September 30, 2018.

(b)	Use of proceeds.

None.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
				(in thousands)
Restricted Share Repurchases (1)
July 1, 2018 - July 31, 2018	277	$22.40	n/a	n/a
August 1, 2018 - August 31, 2018	2,834	$21.74	n/a	n/a
September 1, 2018 - September 30, 2018	—	$—	n/a	n/a

(1)

Restricted common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

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

2.4**

Purchase and Sale Agreement, dated February 12, 2018, by and between WildHorse Resources II, LLC and Tanos Energy Holdings III, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 15, 2018).

Exhibit Number	Description

2.5**

Agreement and Plan of Merger by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation, dated as of October 29, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 30, 2018).

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

4.6

Third Supplemental Indenture, dated as of August 2, 2018 among WHCC Infrastructure LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank national Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 9, 2018).

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

Exhibit Number	Description

4.10

Registration Rights Agreement, dated as of April 20, 2018, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 23, 2018).

10.1*

Fifth Amendment to Credit Agreement, dated as of October 15, 2018, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto.

10.2

Voting and Support Agreement, by and among Jay Carlton Graham, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, WHR Holdings, LLC, NGP XI US Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2018).

10.3

Voting and Support Agreement, by and among CP VI Eagle Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2018).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.

**      Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WildHorse Resource Development Corporation
(Registrant)

Date: November 8, 2018	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Executive Vice President and Chief Financial Officer