Form 10-K
period 2018-12-31
Brazos Valley Longhorn, L.L.C.
filed 2019-03-04
CIK 1681714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37964

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

(Exact name of Registrant as specified in its Charter)

Delaware	83-3294278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 N. Western Avenue, Oklahoma City, OK	73118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 848-8000

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The registrant is a wholly owned subsidiary of Chesapeake Energy Corporation and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted by Instruction I(2).

As of March 4, 2019,  Chesapeake owns 100% of the outstanding LLC units of Brazos Valley Longhorn, L.L.C., the successor company to WildHorse Resource Development Corporation.

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:

Bbl: One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate or NGLs.

Bcf: One billion cubic feet of natural gas.

Boe: One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Despite holding this ratio constant at six mcf to one bbl, prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

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

Development costs: Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. For a complete definition of development costs refer to the SEC's Regulation S-X, Rule 4‑10(a)(7).

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

Economically producible: The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. For a complete definition of economically producible, refer to the SEC's Regulation S-X, Rule 4‑10(a)(10).

Estimated ultimate recovery or EUR: The sum of reserves remaining as of a given date and cumulative production as of that date.

Exploratory well: A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Field: An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations. For a complete definition of field, refer to the SEC's Regulation S-X, Rule 4‑10(a)(15).

Formation: A layer of rock which has distinct characteristics that differs from nearby rock.

Gross acres or gross wells: The total acres or wells, as the case may be, in which a working interest is owned.

Held by production: Acreage covered by a mineral lease that perpetuates a company's right to operate a property as long as the property produces a minimum paying quantity of oil or natural gas.

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

Present value of future net revenues or PV‑10 (non-GAAP): The estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC.

Probable Reserves: Reserves that are less certain to be recovered than proved reserves but that, together with proved reserves, are as likely as not to be recovered.

Production costs: Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. For a complete definition of production costs, refer to the SEC's Regulation S-X, Rule 4‑10(a)(20).

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

Proved reserves: Those quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For a complete definition of proved oil and natural gas reserves, refer to the SEC's Regulation S-X, Rule 4‑10(a)(22).

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

Reasonable certainty: A high degree of confidence. For a complete definition of reasonable certainty, refer to the SEC's Regulation S-X, Rule 4‑10(a)(24).

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

Royalty: An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Spacing: The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40‑acre spacing, and is often established by regulatory agencies.

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

WTI: West Texas Intermediate.

Commonly Used Defined Terms

As used in this Annual Report unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•

the “Company,” “WildHorse Development,” “we,” “our,” “us” or like terms refer collectively to WHR II and Esquisto, together with their consolidated subsidiaries before the completion of our Corporate Reorganization and to WildHorse Resource Development Corporation and its consolidated subsidiaries, including WHR II, Esquisto and Acquisition Co., as of and following the completion of our Corporate Reorganization, and to Brazos Valley Longhorn, L.L.C., a Delaware limited liability company and successor to WildHorse Resource Development Corporation, following the completion of the Merger;

•	“Chesapeake” refers to Chesapeake Energy Corporation and its consolidated subsidiaries, as applicable;
•	“WHR II” or our “predecessor” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries, which previously owned all of our North Louisiana Acreage;
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
•

“North Louisiana Acreage” refers to acreage in North Louisiana in and around the highly prolific Terryville Complex, which was historically owned and operated by WHR II, and where we primarily targeted the overpressured Cotton Valley play until it was sold in March 2018;

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

•

"First Merger" refers to the acquisition of WildHorse Development by Chesapeake pursuant to a merger between a wholly owned subsidiary of Chesapeake and WildHorse Development, with WildHorse Development surviving the merger as a direct, wholly owned subsidiary of Chesapeake; immediately following the effective time of the First Merger, the surviving corporation merged with and into Brazos Valley Longhorn, L.L.C., a wholly owned limited liability company subsidiary of Chesapeake, with Brazos Valley Longhorn, L.L.C. continuing as a wholly owned subsidiary of Chesapeake (together with the First Merger, the "Merger").

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10‑K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” included in this Annual Report.

Forward-looking statements may include statements about:

•	the effects of the Merger;
•	our business strategy;
•	our estimated proved, probable and possible reserves;
•	our drilling prospects, inventories, projects and programs;
•	our ability to replace the reserves we produce through drilling and property acquisitions;
•	our financial strategy, liquidity and capital required for our development program;
•	our realized oil, natural gas and NGL prices;
•	the timing and amount of our future production of oil, natural gas and NGLs;
•	our hedging strategy and results;
•	our future drilling plans;
•	competition and government regulations;
•	our ability to obtain permits and governmental approvals;
•	pending legal or environmental matters;
•	our marketing of oil, natural gas and NGLs;
•	our leasehold or business acquisitions;
•	costs of developing our properties;
•	general economic conditions;
•	credit markets;

•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

PART I

ITEM 1.     BUSINESS

Overview

We operate in one reportable segment engaged in the acquisition, exploration, development and production of oil, natural gas and NGL resources. Our assets are characterized by concentrated acreage positions in Southeast Texas with multiple producing stratigraphic horizons, or stacked pay zones, and attractive single-well rates of return. We primarily operate in Burleson, Lee and Washington Counties where we primarily target the Eagle Ford Shale and the Austin Chalk Trend.

Recent Developments

Merger with Chesapeake Energy Corporation

In February 2019, we were acquired by Chesapeake for approximately 717.3 million shares of Chesapeake common stock and $381.1 million in cash. Immediately following the completion of the acquisition, WildHorse Development merged with and into Brazos Valley Longhorn, L.L.C., a newly formed Delaware limited liability company and wholly owned subsidiary of Chesapeake. Following the completion of the Merger on February 1, 2019, Brazos Valley Longhorn, L.L.C., as successor to WildHorse Development, was a wholly owned subsidiary of Chesapeake.

Amendments to Credit Agreement

On February 1, 2019, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”). Among other things, the Sixth Amendment (i) amended the merger covenant and the definition of change of control to permit the Merger and (ii) permits borrowings under the Credit Agreement to be used to redeem or repurchase the $700 million aggregate principal amount of 6.875% Senior Notes due 2025 issued by WildHorse (the “2025 Senior Notes”) so long as certain conditions are met.

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

WildHorse Senior Notes

As a result of the completion of the Merger, Brazos Valley Longhorn, L.L.C. assumed the obligations under the 2025 Senior Notes and Brazos Valley Longhorn Finance Corp. (“BVL Finance Corp.”), a wholly owned subsidiary of Brazos Valley Longhorn, L.L.C. became a co-issuer of the 2025 Senior Notes.

The 2025 Senior Notes are the senior unsecured obligations of Brazos Valley Longhorn, L.L.C., BVL Finance Corp. and the other BVL Guarantors. The 2025 Senior Notes will not be obligations of Chesapeake or any of its subsidiaries other than Brazos Valley Longhorn, L.L.C., BVL Finance Corp. and the other BVL Guarantors. The 2025 Senior Notes will rank equally in right of payment with all other senior unsecured indebtedness of Brazos Valley Longhorn, L.L.C., BVL Finance Corp. and the other BVL Guarantors, and will be effectively subordinated to Brazos Valley Longhorn L.L.C.’s, BVL Finance Corp.’s and the other BVL Guarantors’ senior secured indebtedness, including their obligations under WildHorse Development’s revolving credit facility, to the extent of the value of the collateral securing such indebtedness.

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

North Louisiana Divestiture

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”).  On March 29, 2018, we completed the sale of the NLA Assets for a preliminary sales price of approximately $206.4 million.   Including final purchase price adjustments of $4.8 million, the final sales price of $211.2 million has been fully collected at December 31, 2018.   The Company has paid $3.8 million in expenses related to the divestiture and has received $0.4 million in contingent payments from Tanos.

In addition, we may receive contingent payments of up to $35.0 million based on the number of wells spud on such properties over the next three years.  We have made an accounting policy election to record the contingent consideration when it is deemed to be realizable.  In October 2018, we received contingent payments of $0.4 million from Tanos.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after preliminary customary purchase price adjustments, we recorded an impairment charge of $214.3 million during the first quarter of 2018 to adjust the carrying amount of the disposal group to its estimated fair value less costs to sell. See “Note 3—Acquisitions and Divestitures” of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information.

Development of In-field Sand Mine

On February 12, 2018, we announced that Burleson Sand LLC, a wholly owned subsidiary, had previously acquired surface and sand rights on approximately 727 acres in Burleson County, Texas to construct and operate an in-field sand mine. Total capital expenditure for 2018 for the development of the sand mine was approximately $66.1 million. The sand mine commenced operations in February 2019.

Our Properties

Eagle Ford Acreage

We currently target a portion of the Eagle Ford Shale at depths between 6,000 feet and 13,000 feet primarily in Burleson, Lee, Brazos and Washington Counties, Texas.

We have completed multiple bolt-on acquisitions and in-fill leases to build our current position in the Eagle Ford Shale and have identified a substantial inventory of drilling locations across Burleson, Brazos, Lee, Robertson and Washington Counties.

As of December 31, 2018, our Eagle Ford Acreage included approximately 419,293 net acres.

Reserve Data

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2018 included in this Annual Report are based on evaluations prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), a third-party engineering firm in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC.

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

Internal Controls

We maintain adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. Our internal staff of petroleum engineers and geoscience professionals work closely with CG&A reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to CG&A. Periodically, our technical team meets with CG&A reserve engineers to review properties and discuss methods and assumptions used to prepare reserve estimates.

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

For the year ended December 31, 2018, our reserve estimates and related reports were prepared by CG&A and reviewed by our Corporate Reserves Department and approved by our Director – Corporate Reserves who is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by third-party engineering firms. Her qualifications include the following:

•	Over 15 years of practical experience in the oil and gas industry, with 12 years in reservoir engineering;
•	Bachelor of Science degree in Geology and Environmental Sciences;
•	Master’s Degree in Petroleum and Natural Gas Engineering;

•	Executive Master of Business Administration; and
•	Member in good standing of the Society of Petroleum Engineers.

CG&A was founded in 1961 and performs petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CG&A, the technical person primarily responsible for preparing the estimates shown herein, was Todd Brooker. Mr. Brooker has been an employee of CG&A since 1992. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in North America and worldwide, including oil and gas shale plays. Mr. Brooker graduated Magna Cum Laude from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering, and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves as of December 31, 2018, based on our audited reserve report.

	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe)
Estimated Proved Reserves
Total Proved Developed	66,398	88,936	14,135	95,356
Total Proved Undeveloped	218,868	289,237	43,620	310,694
Total Proved Reserves	285,266	378,173	57,755	406,050

Development of Proved Undeveloped Reserves

As of December 31, 2018, we had 310.7 MMBoe of proved undeveloped reserves consisting of 218.9 MMBbls of oil, 289.2 Bcf of natural gas and 43.6 MMBbls of NGLs, compared to 339.8 MMBoe of proved undeveloped reserves at December 31, 2017, consisting of 217.8 MMbbls of oil, 462.3 Bcf of natural gas and 45.0 MMBbls of NGLs. None of our PUDs as of December 31, 2018 are scheduled to be developed on a date more than five years from the date the reserves were initially booked to PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Our PUDs changed during 2018 as a result of:

•	downward performance and price revisions of 69.1 MMBoe;
•	acquisitions of 0.5 MMBoe;
•	divestures of 40.0 MMBoe;
•	reserve additions of 86.8 MMBoe; and
•	transfers to proved developed producing of 7.3 MMBoe

We estimate that we incurred $80.9 million to convert proved undeveloped reserves from 13 locations into proved developed reserves in 2018.

Production, Revenue and Price History

The following tables summarize our average net production, average unhedged sales prices by product and average production costs by geographic region for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31, 2018
	Oil		Natural Gas		NGLs		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford Shale	12,559	$67.02	15,117	$2.57	2,132	$19.53	17,210	$53.58	$3.38
North Louisiana	26	$61.93	6,414	$3.31	11	$30.84	1,106	$20.97	$3.13
Total	12,585		21,531		2,143		18,316		$3.36
Average net production (MBoe/d)							50.2

	Year Ended December 31, 2017
	Oil		Natural Gas		NGLs		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford Shale	6,541	$51.94	5,275	$2.60	1,158	$18.93	8,578	$43.76	$3.70
North Louisiana	65	$48.05	15,188	$3.04	48	$21.74	2,644	$19.05	$3.03
Total	6,606		20,463		1,206		11,222		$3.54
Average net production (MBoe/d)							30.7

	Year Ended December 31, 2016
	Oil		Natural Gas		NGLs		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/Bbl)	(MMcf)	($/Mcf)	(MBbls)	($/Bbl)	(MBoe)	($/MBoe)	($/MBoe)
Eagle Ford Shale	1,765	$41.21	1,750	$2.20	404	$11.74	2,461	$33.05	$2.42
North Louisiana	83	$38.70	16,070	$2.47	67	$15.54	2,828	$15.52	$2.25
Total	1,848		17,820		471		5,289		$2.33
Average net production (MBoe/d)							14.5

Reconciliation of PV‑10 to Standardized Measure

PV‑10 is a non-GAAP financial measure and differs from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV‑10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV‑10 is equal to the Standardized measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV‑10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies without regard to the specific tax characteristics of such entities. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV‑10, however, is not a substitute for the Standardized measure of discounted future net cash flows. Our PV‑10 measure and the Standardized measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of PV‑10 of our proved reserves to the Standardized measure of discounted future net cash flows at December 31, 2018, 2017 and 2016:

	At December 31,
	2018	2017	2016
	(in thousands)
PV-10	$5,089,918	$3,539,337	$749,988
Less: present value of future income taxes discounted at 10%	(972,482)	(695,432)	(206,947)
Standardized measure	$4,117,436	$2,843,905	$543,041

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2018.

	Oil			Natural Gas
			Average			Average
	Gross	Net	Working	Gross	Net	Working
	Wells	Wells	Interest	Wells	Wells	Interest
Eagle Ford Acreage
Operated	942.0	901.7	95.7%	53.0	48.0	90.6%
Non-operated	212.0	30.9	14.6%	30.0	6.3	21.0%
Total	1,154.0	932.6	80.8%	83.0	54.3	65.4%

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2018.

	Developed Acres		Undeveloped Acres		Total Acres
Region	Gross	Net	Gross	Net	Gross	Net
Eagle Ford Acreage	33,106	28,066	438,141	297,605	471,247	325,671

Approximately 74% of our net Eagle Ford Acreage was held by production at December 31, 2018.

Undeveloped Acreage Expirations

The following table sets forth the number of total net undeveloped acres as of December 31, 2018 across our Eagle Ford Acreage that will expire in 2019, 2020, 2021, 2022 and 2023, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.

Region	2019	2020	2021	2022	2023
Eagle Ford Acreage	31,031	27,616	12,434	552	20

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

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford Acreage
Development wells:
Productive	99.00	94.16	85.00	83.99	20.00	16.06
Dry	—	—	—	—	—	—
Total development wells	99.00	94.16	85.00	83.99	20.00	16.06
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	—	—	—	—
Total	99.00	94.16	85.00	83.99	20.00	16.06

At December 31, 2018, 27.0 gross (25.9 net) wells (including wells temporarily suspended) were in the process of being drilled. We are currently running a four-rig program in our Eagle Ford Acreage, which we are utilizing on a well-to-well basis. We are not currently a party to any long-term drilling rig contracts. We plan to operate an average of four drilling rigs in the Eagle Ford Shale and Austin Chalk Trend in 2019.

Major Customers

The following table sets forth the percentage of our revenues attributed to our customers who have accounted for 10% or more of our revenues during 2018, 2017 and 2016.

	For the Year Ended December 31,
Major Customers	2018	2017	2016
Energy Transfer Equity, L.P. and subsidiaries	49%	56%	63%
Koch Industries, Inc.	19%	4%	n/a
Royal Dutch Shell plc and subsidiaries	18%	21%	12%
Cima Energy LTD	n/a	n/a	15%

Based on the current demand for oil, natural gas and NGLs and the availability of other purchasers, we believe that the loss of any such purchaser would not have a material adverse effect on our financial condition and results of operations.

Competition

We compete with both major integrated and other independent oil and natural gas companies in all aspects of our business to explore, develop and operate our properties and market our production. Some of our competitors may have larger financial and other resources than us. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of our competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities and overall economic conditions. We also face indirect competition from alternative energy sources, including wind and solar power. We believe that our technological expertise, combined with our exploration, land, drilling and production capabilities and the experience of our management team, enables us to compete effectively.

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

Public Policy and Government Regulation

All of our operations are conducted onshore in the United States. Our industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations which are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered.  We actively monitor regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems.  The following are significant areas of government control and regulation affecting our operations.

Regulation of Environmental and Occupational Safety and Health Matters

Our operations are subject to federal, tribal, state, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to, the following:

•	reporting of workplace injuries and illnesses;
•	industrial hygiene monitoring;
•	worker protection and workplace safety;
•	mine safety;
•	approval or permits to drill and to conduct operations;
•	provision of financial assurances (such as bonds) covering drilling and well operations;
•	calculation and disbursement of royalty payments and production taxes;
•	seismic operations and data;

•	location, drilling, cementing and casing of wells;
•	well design and construction of pad and equipment;
•	construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;
•	method of completing wells;
•	hydraulic fracturing;
•	water withdrawal;
•	well production and operations including processing and gathering systems;
•	emergency response, contingency plans and spill prevention plans;
•	air emissions and fluid discharges;
•	climate change;
•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
•	surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;
•	plugging and abandoning of wells; and
•	transportation of production.

Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, fines, or criminal penalties or to injunctions limiting our operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. We consider the costs of environmental protection and of safety and health compliance to be necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health initiatives without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

Our operations are also subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States., some states allow the forced pooling or integration of tracts to facilitate exploration.  Other states rely on voluntary pooling of lands and leases which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill.

Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations.  Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation.  Further restrictions of hydraulic fracturing could reduce the amount of oil, natural gas and natural gas liquids (NGLs) that we are ultimately able to produce in commercial quantities from our properties.

Certain of our U.S. natural gas and oil leases are granted or approved by the federal government and administered by the Bureau of Land Management (BLM) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. In addition, permitting activities on federal lands are subject to frequent delays.

Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit our ability to execute our drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of our permits, inability to obtain new permits and the imposition of fines and penalties.

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

Employees

As of December 31, 2018, we had 197 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Legal Proceedings

We are party to lawsuits arising in the ordinary course of our business. We cannot predict the outcome of any such lawsuits with certainty, but management believes it is remote that pending or threatened legal matters will have a material adverse impact on our financial condition, cash flows or results of operations.

In January 2019, putative class action lawsuits in U.S. District Courts for the District of Delaware and Southern District of New York were filed against us and other defendants. The lawsuits generally allege various violations of the Securities Exchange Act of 1934 in connection with the disclosure contained in the joint proxy statement/prospectus filed in connection with the Merger. The lawsuits seek rescission of the Merger or rescissory damages and, in each case, attorney's fees, costs and interest. We intend to vigorously defend these claims.

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment related disputes. In the opinion of our management, none of these other pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Offices

Our principal executive office is located at 6100 N. Western Avenue, Oklahoma City, OK 73118. Our main telephone number is (405) 848-8000.

Available Information

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the SEC's website at www.sec.gov.

ITEM 1A.     RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial position, operating results, cash flows, reserves and/or our ability to pay our debts and other liabilities could suffer, the trading price and liquidity of our securities could decline and you may lose all or part of your investment in our securities.

Risks Related to Our Business

Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on our business.

Our revenues, operating results, profitability, liquidity and ability to grow depend primarily upon the prices we receive for the oil, natural gas and NGL we sell. We incur substantial expenditures to replace reserves, sustain production and fund our business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures, debt service and debt repayment and our ability to borrow money and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves. In addition, periods of low oil and natural gas prices may result in impairments of our oil and natural gas properties.

Historically, the markets for oil, natural gas and NGL have been volatile, and they are likely to continue to be volatile. For example, during the period from January 1, 2014 to December 31, 2018, NYMEX WTI oil prices ranged from a high of $107.26 per bbl to a low of $26.21 per bbl. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu during the same period. Wide fluctuations in oil, natural gas and NGL prices may result from factors that are beyond our control, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;
•	weather conditions;
•	changes in the level of consumer and industrial demand;
•	the price and availability of alternative fuels;
•	technological advances affecting energy consumption;
•	the effectiveness of worldwide conservation measures;
•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;
•	U.S. exports of oil, natural gas, liquefied natural gas and NGL;
•	the price and level of foreign imports;
•	the nature and extent of domestic and foreign governmental regulations and taxes;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	political instability or armed conflict in oil and natural gas producing regions;
•	acts of terrorism; and
•	domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. Even with oil, natural gas and NGL derivatives currently in place to mitigate price risks associated with a portion of our 2019 cash flows, we have substantial exposure to oil, natural gas and NGL prices in 2020 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce.

Our development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.

The oil and natural gas industry is capital-intensive. We make and expect to continue to make substantial capital expenditures related to our development projects. We expect to fund our 2019 capital budget with cash generated by operations and borrowings under our revolving credit facility. However, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or the sale of assets. The issuance of additional indebtedness would require that an additional portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby further reducing our ability to use cash flow from operations to fund working capital, capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

Our cash flow from operations and access to capital are subject to a number of variables, including:

•	the prices at which our production is sold;
•	our proved reserves;
•	the amount of hydrocarbons we are able to produce from existing wells;
•	our ability to acquire, locate and produce new reserves;
•	the amount of our operating expenses;
•	limits on Chesapeake's ability to make investments in us contained in its credit agreement;

•	cash settlements from our derivative activities; and
•	our ability to borrow under our revolving credit facility.

If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil, natural gas and NGL prices, operational difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt financing on terms acceptable to us, if at all. If cash flow generated by our operations, available borrowings under our revolving credit facility or investment in us by Chesapeake are insufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of the development of our properties, which in turn could lead to a decline in our reserves and production and could materially and adversely affect our business, financial condition and results of operations.

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

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including:

•	delays imposed by, or resulting from, compliance with regulatory requirements, including limitations on wastewater disposal, emission of greenhouse gasses (“GHGs”) and hydraulic fracturing;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
•	equipment failures, accidents or other unexpected operational events;
•	lack of available gathering facilities or delays in construction of gathering facilities;
•	lack of available capacity on interconnecting transmission pipelines;
•	adverse weather conditions;
•	issues related to compliance with environmental regulations;
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

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including the 2025 Senior Notes and our revolving credit facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the 2025 Senior Notes and our other indebtedness. We are an unrestricted subsidiary of Chesapeake and as such, are limited in our ability to receive investments from, and transact with, Chesapeake. Additionally, if the 2025 Senior Notes are downgraded within 90 days after the consummation of the acquisition of WildHorse (which constitutes a "Change of Control" under the indenture governing the 2025 Senior Notes (the "WildHorse Indenture")), the WildHorse Indenture requires Brazos Valley Longhorn, L.L.C. (or a third party, in certain circumstances) to make an offer to repurchase the 2025 Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, within 30 days of such downgrade.

If our cash flow and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on our financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis, including the 2025 Senior Notes, would likely result in a reduction of our credit rating. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The WildHorse Indenture restricts, and our revolving credit facility restricts, our ability to dispose of assets and imposes limitations on our use of proceeds from dispositions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

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

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and

•	limit management's discretion in operating our business.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, or borrow more money. We may not be able to refinance our debt, sell assets, or borrow more money on terms acceptable to us, if at all. For example, our existing and future debt agreements will require that we satisfy certain conditions, including coverage and leverage ratios, to borrow money. Our existing and future debt agreements will also restrict the payment of dividends and distributions by certain of our subsidiaries to us, which could affect our access to cash. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

Any significant reduction in our borrowing base under the Credit Agreement as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

The Credit Agreement limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, will unilaterally determine based upon projected revenues from our oil, natural gas and NGL properties and our commodity derivative contracts. Such determinations will be made on a regular basis semi-annually (each a “Scheduled Redetermination”), at our option in connection with a material acquisition, at our option no more than twice in any fiscal year and at the option of lenders with more than 66.6% of the loans and commitments under the facility (the “Required Lenders”) no more than twice in any fiscal year (each such redetermination other than a Scheduled Redetermination, an “Interim Redetermination” and any Scheduled Redetermination or Interim Redetermination, a “Redetermination”). In connection with a Redetermination, any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments, and maintaining or any decrease in the borrowing base requires the consent of the Required Lenders. The borrowing base will also automatically decrease upon the issuance of certain debt, the sale or other disposition of certain assets and the early termination of certain swap agreements. Our next Scheduled Redetermination is expected in April 2019.

In the future, we may not be able to access adequate funding under the Credit Agreement as a result of a decrease in our borrowing base due to the issuance of new indebtedness, the outcome of a Redetermination, or an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender's portion. Declines in commodity prices could result in a determination to lower the borrowing base and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations.

Increases in interest rates could adversely affect our business.

We require continued access to capital and our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We expect to use our revolving credit facility to finance a portion of our future growth, and these changes could cause our cost of doing business to increase, reduce cash flow used for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

Our derivative activities could result in financial losses or could reduce our earnings.

In order to manage our exposure to price volatility, we enter into oil, natural gas and NGL price derivative contracts. Our oil, natural gas and NGL derivative arrangements may limit the benefit we would receive from increases in commodity prices. The fair value of our oil, natural gas and NGL derivative instruments can fluctuate significantly between periods. Our decision to mitigate cash flow volatility through derivative arrangements, if any, is based in part on our view of current and future market conditions and our desire to stabilize cash flows necessary for the development of our proved reserves. We may choose not to enter into derivatives if the pricing environment for certain time periods is not deemed to be favorable. Additionally, we may choose to liquidate existing derivative positions prior to the expiration of their contractual maturities to monetize gain positions for the purpose of funding our capital program.  As of December 31, 2018, we had entered into swaps and deferred premium puts through December 2020 covering a total of 12.9 MMBbls of our projected oil production and 11.3 TBtu of our projected natural gas production. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.

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

Our derivative contracts expose us to risk of financial loss if a counterparty fails to perform under a contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty's liquidity, which could make the counterparty unable to perform under the terms of the contract, and we may not be able to realize the benefit of the contract. We are unable to predict sudden changes in a counterparty's creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.

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

You should not assume that the present value of future net revenues from our reserves presented in this Annual Report is the current market value of our estimated reserves. Actual future prices and costs may differ materially from those used in the present value estimate. For example, our estimated proved reserves as of December 31, 2018 and related standardized measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $65.56 per barrel of oil (WTI) and $3.10 per MMBtu of natural gas (Henry Hub spot), which, for certain periods in 2018, were substantially higher than the available spot prices. If spot prices are below such calculated amounts, using more recent prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

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

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. If our leases on our undeveloped properties expire and we are unable to renew the leases, we will lose our right to develop the related properties. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop the related properties.

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

Our producing properties are located in the Eagle Ford Shale, making us vulnerable to risks associated with operating in a limited geographic area.

All of our producing properties and estimated proved reserves are geographically concentrated in the Eagle Ford Shale. As a result, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in the Eagle Ford Shale caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

The marketability of our production is dependent upon transportation and other facilities, certain of which we do not control. If these facilities are unavailable, our operations could be interrupted and our revenues reduced.

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil production is transported from the wellhead to our tank batteries by our gathering systems. The oil is then transported by us or the purchaser by truck to a transportation facility. Our natural gas production is generally transported by our or third-party gathering lines from the wellhead to a gas processing facility or transmission pipeline. We do not control these trucks and other third-party transportation facilities and our access to them may be limited or denied. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut in or curtail production. Any such shut-in or curtailment, or an inability to obtain favor able terms for delivery of the oil and natural gas produced from our fields, would materially and adversely affect our financial condition and results of operations.

The development of our estimated PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUDs may not be ultimately developed or produced.

As of December 31, 2018, approximately 76.5% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Estimated future development costs relating to the development of our PUDs at December 31, 2018 are approximately $5.05 billion over the next five years. We expect to fund these expenditures through cash generated by operations, borrowings under our revolving credit facility and other sources of capital. Our ability to fund these expenditures is subject to a number of risks. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Furthermore, there is no certainty that we will be able to convert our PUDs to developed reserves or that our undeveloped reserves will be economically viable or technically feasible to produce.

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

Certain factors could require us to write down the carrying values of our properties, including commodity prices decreasing to a level such that our future undiscounted cash flows from our properties are less than their carrying value.

We periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write down constitutes a non-cash impairment charge to earnings. Lower commodity prices in the future could result in impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. For example, during the first quarter of 2018, we impaired our North Louisiana properties for $214.3 million, which we divested at the end of March 2018.  We could experience further material write downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures or transportation fees.

The Company's sand mining operations are subject to the Federal Mine Safety and Health Act of 1977 and amending legislation, which impose stringent health and safety standards on numerous aspects of the Company's sand mining operations.

The Company's sand mining operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. This Act, as amended, is a strict liability statute and any failure by the Company to comply with such existing or any future standards, or any more stringent interpretation or enforcement thereof, could have a material adverse effect on the Company's sand mining operations or otherwise impose significant restrictions on the Company's ability to conduct mineral extraction and processing operations. In addition, the Mine Safety and Health Administration ("MSHA") may propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. If any new rule issued by MSHA lowers the workplace exposure limit significantly, the Company could incur significant capital and operating expenditures for equipment to reduce this exposure.

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

We are subject to extensive governmental regulation and ongoing regulatory changes, which could adversely impact our business.

Our operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. In addition, we may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.

In addition, changes in public policy have affected, and in the future could further affect, our operations. Regulatory changes could, among other things, restrict production levels, impose price controls, alter environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Our operating and compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. We do not expect that any of these laws and regulations will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength.  Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity.  As is discussed below this is particularly true of changes related to pipeline safety, seismic activity, hydraulic fracturing, climate change and endangered species designations.

Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. For example, in 2016 PHMSA proposed new rules for gas pipelines that extend pipeline safety programs beyond high consequence areas to newly proposed “moderate consequence areas or rural areas” and would also impose more rigorous testing and reporting requirements on such pipelines. Elements of a final rulemaking, commonly referred to as the “Gas Mega Rule,” continues to be deliberated by PHMSA’s Gas Pipeline Advisory Committee (GPAC).  To date, no final regulatory action has been taken. More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. Per direction provided via a “Regulatory Freeze” Memo published on January 20, 2017 by the Trump Administration, this final regulatory action was withdrawn and continues to be evaluated by executive leadership. In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline.  At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Seismic Activity. Earthquakes have prompted concerns about seismic activity and possible relationships with the energy industry. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation or other requirements that could lead to operational delays, increase our operating and compliance costs or otherwise adversely affect our operations.

Hydraulic Fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. Three states (New York, Maryland and Vermont) have banned the use of high volume hydraulic fracturing. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. There have also been certain governmental reviews that focus on deep shale and other formation completion and production practices, including hydraulic fracturing.  The government may continue to study hydraulic fracturing.  We cannot predict the outcome of future studies, but based on the results of these studies, federal and state legislatures and agencies may seek to further regulate or even ban hydraulic fracturing activities. In addition, if existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected.

We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.

Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, following the change in presidential administrations, both agencies took actions to rescind or revise the rules.  In September 2018, BLM issued a final rule that rescinded certain requirements of its venting and flaring rule.  Similarly, in October 2018, EPA published a proposed rule that amends certain requirements of its methane rule.  The EPA rule remains in effect.  Nevertheless, several states where we operate have imposed venting and flaring limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of cap-and-trade and/or carbon tax programs. Cap and trade programs offer greenhouse gas emission allowances that are gradually reduced over time. A cap and trade program could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels.  A carbon tax could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.

These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.  Furthermore, increasing attention to climate change risks has resulted in increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business.

Endangered Species. The Endangered Species Act (ESA) prohibits the taking of endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to conduct construction activity or the imposition of seasonal restrictions on our construction or operational activities could materially limit or delay our plans.

The taxation of independent producers is subject to change, and changes in tax law could increase our cost of doing business.

We are subject to taxation by various taxing authorities at the federal, state and local levels where we do business. New legislation increasing our tax burden could be enacted by any of these governmental authorities making it more costly for us to explore for oil and natural gas resources.

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

Our business could be adversely affected by cyber-security threats and related disruptions.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. We have been the subject of cyber-attacks on our internal systems and through those of third parties, but these incidents did not have a material adverse impact on our results of operations. Nevertheless, unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyber-attack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent us from transporting and marketing our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

Risks Associated with the Merger

We have incurred substantial transaction fees and costs in connection with the Merger.

We expect to incur a number of non-recurring transaction-related costs associated with completing the Merger, combining our operations with Chesapeake’s and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.

We may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Chesapeake’s and WildHorse’s businesses, including operational and other synergies that we believe the combined company will achieve. We expect that the Merger will provide substantial cost savings due to operational and capital efficiencies as a result of Chesapeake’s significant expertise with unconventional assets and technical and operational. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for us and Chesapeake, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. The integration will require significant time and focus from management following the acquisition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Information regarding our properties is contained in Item 1. “Business”.

ITEM 3.       LEGAL PROCEEDINGS

In January 2019, putative class action lawsuits in U.S. District Courts for the District of Delaware and Southern District of New York were filed against us and other defendants. The lawsuits generally allege various violations of the Securities Exchange Act of 1934 in connection with the disclosure contained in the joint proxy statement/prospectus filed in connection with the Merger. The lawsuits seek rescission of the Merger or rescissory damages and, in each case, attorney’s fees, costs and interest. We intend to vigorously defend these claims.

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows.  See Note 18 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding current legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of Chesapeake Energy Corporation and do not have any publicly traded common stock. In accordance with the Credit Agreement, we may not declare or pay dividends to Chesapeake subject to certain exceptions that are described in the Credit Agreement.

ITEM 6.       SELECTED FINANCIAL DATA

The information called for by Item 6 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” contained herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, drilling results, regulatory changes and other uncertainties, as well as those factors discussed in “Risk Factors” contained in Part I—Item 1A of this Annual Report and “Forward-Looking Statements”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

In February 2019, we were acquired by Chesapeake for approximately 717.3 million shares of Chesapeake common stock and $381.1 million in cash. Immediately following the completion of the acquisition, WildHorse Development merged with and into Brazos Valley Longhorn, L.L.C., a newly formed Delaware limited liability company and wholly owned subsidiary of Chesapeake. Following the completion of the Merger on February 1, 2019, Brazos Valley Longhorn, L.L.C., as successor to WildHorse Development, was a wholly owned subsidiary of Chesapeake.  As a result of no longer being a publicly traded company, we expect to realize certain cost savings including, but not limited to, expenses associated with Exchange Act reporting; expenses associated with being listed on a national securities exchange; expenses related to investor relations; expenses related to director and officer liability insurance; and expenses related to independent director compensation.

Business and Industry Outlook

Our financial position and future prospects, including our revenues, operating results, profitability, liquidity, future growth and the value of our assets, depend primarily on prevailing commodity prices. Over the past decade, the landscape of energy production has changed dramatically in the United States. Domestic energy production capabilities have increased the nation’s supply of both crude oil and natural gas, primarily driven by advances in technology, horizontal drilling and hydraulic fracture stimulation techniques. As a result of this increase in domestic supply of crude oil and natural gas, commodity prices for these products are meaningfully lower than they were a decade ago and may remain volatile for the foreseeable future.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

Sources of Our Revenues

Our revenues are primarily derived from the sale of our oil, natural gas, and NGL production entirely from the continental United States. For the year ended December 31, 2018, approximately 89% of our revenues was from oil sales, 6% from natural gas sales, 4% from NGL sales and less than 1% from other revenues.

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

We evaluate the estimates and assumptions on a regular basis; however, actual results may differ from these estimates and assumptions used in the preparation of the financial statements. The most significant estimates with regard to these financial statements include:

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

The estimates of proved crude oil, natural gas and NGL reserves utilized in the preparation of the consolidated financial statements are estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions using a 12‑month average price with no provision for price and cost escalations in future years except by contractual arrangements.

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
•

judgment of the independent reserve engineer. See Note 20. “Supplemental Oil and Gas Information (Unaudited)” under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our reserves.

Derivative Instruments

We have, historically, used fixed price commodity swaps, basis swaps, collars and deferred purchased puts to manage the price risk associated with the forecasted sale of our oil and natural gas production. A swap requires us to pay the counterparty if the settlement price exceeds the strike price and the same counterparty is required to pay us if the settlement price is less than the strike price. A collar requires us to pay the counterparty if the settlement price is above the ceiling price and requires the counterparty to pay us if the settlement price is below the floor price. The objective of our use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil, gas and NGL prices and to manage our exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, such use may also limit our ability to benefit from favorable price movements. We may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing positions. We do not enter into derivative contracts for speculative purposes.

Our derivative instruments are not designated as hedges for accounting purposes. Accordingly, changes in fair value are recognized in our consolidated and combined statements of operations in the period of change. Gains and losses on derivatives and premiums paid for put options are included in cash flows from operating activities.  We may also enter into contracts that qualify for the normal purchase/normal sale (“NPNS”) exception.  When a contract meets the criteria to qualify as NPNS, we apply such exception.

Our valuation estimate takes into consideration the counterparties' credit worthiness, our credit worthiness, and the time value of money. The consideration of the factors results in an estimated exit-price for each derivative asset or liability under a market place participant's view. We believe that this approach provides a reasonable, non-biased, verifiable, and consistent methodology for valuing commodity derivative instruments.

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

Results of Operations

	For the Year Ended December 31,
	2018	2017	2016
Revenues and other income (in thousands):
Oil sales	$843,244	$342,868	$75,938
Natural gas sales	60,129	59,924	43,487
NGL sales	41,961	22,964	5,786
Other income	2,052	1,431	2,131
Total revenues and other income	947,386	427,187	127,342
Operating expenses (in thousands):
Lease operating expenses	61,620	39,770	12,320
Gathering, processing and transportation	9,856	11,897	6,581
Taxes other than income tax	52,410	24,158	6,814
Depreciation, depletion and amortization	296,685	168,250	81,757
Impairment of NLA Disposal Group	214,274	—	—
Gain on sale of properties	(2,781)	—	—
General and administrative expenses	65,710	40,663	23,973
Incentive unit compensation expense	13,776	—	—
Exploration expense	22,483	36,911	12,026
Other operating expense	1,064	73	99
Total operating expenses	735,097	321,722	143,570
Income (loss) from operations	212,289	105,465	(16,228)
Other income (expense) (in thousands):
Interest expense, net	(60,119)	(31,934)	(7,834)
Gain (loss) on derivative instruments	35,393	(55,483)	(26,771)
North Louisiana settlement	—	(7,000)	—
Other expense	(859)	8	(1,818)
Total other expense	(25,585)	(94,409)	(36,423)
Income (loss) before income taxes	186,704	11,056	(52,651)
Income tax benefit (expense)	(40,196)	38,824	5,575
Net income (loss)	146,508	49,880	(47,076)
Net loss attributable to previous owners	—	—	(2,681)
Net loss attributable to predecessor	—	—	(33,998)
Net income (loss) available to WRD	$146,508	$49,880	$(10,397)

Net income (loss) per common share:
Basic and diluted	$0.88	$0.32	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	99,498	96,324	91,327
Oil and natural gas revenue (in thousands):
Crude oil	$843,244	$342,868	$75,938
Natural gas	60,129	59,924	43,487
NGLs	41,961	22,964	5,786
Total oil, natural gas and NGL revenue	$945,334	$425,756	$125,211
Production volumes:
Oil (MBbls)	12,585	6,606	1,848
Natural gas (MMcf)	21,531	20,463	17,820
NGLs (MBbls)	2,143	1,206	471
Total (MBoe)	18,316	11,222	5,289
Average sales price:
Oil (per Bbl)	$67.00	$51.90	$41.09
Natural gas (per Mcf)	$2.79	$2.93	$2.44
NGLs (per Bbl)	$19.58	$19.04	$12.28
Total (per Boe)	$51.61	$37.94	$23.67
Average production volumes:
Oil (MBbls/d)	34.5	18.1	5.0
Natural gas (MMcf/d)	59.0	56.1	48.7
NGLs (MBbls/d)	5.9	3.3	1.3
Average net production (MBoe/d)	50.2	30.7	14.5
Average unit costs per Boe:
Lease operating expenses	$3.36	$3.54	$2.33
Gathering, processing and transportation	$0.54	$1.06	$1.24
Taxes other than income tax	$2.86	$2.15	$1.29
General and administrative expenses	$3.59	$3.62	$4.53
Depletion, depreciation and amortization	$16.20	$14.99	$15.46

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the years ended December 31, 2018 and 2017, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $945.3 million for 2018 compared to $425.8 million for 2017, an increase of $519.5 million (approximately 122%). Revenue increased because production increased by 7.1 MMBoe and because the average realized sales price was higher by $13.67 per Boe (approximately 36%) due to higher overall commodity prices and a higher percentage of oil in the production mix.

•

LOE was $61.6 million and $39.8 million for 2018 and 2017, respectively.  On a per Boe basis, total LOE was $3.36 and $3.54 for 2018 and 2017, respectively.  The decrease in LOE on a per unit basis is largely attributable to the increased production due to the drilling of successful wells in the Eagle Ford Shale along with increased efficiencies in 2018 compared to 2017.  We recorded $10.2 million of workover expenses in 2018 in comparison to $7.7 million in 2017 to increase efficiency on legacy wells.  Net production in 2018 consisted of 69% oil compared to 59% oil in 2017, an increase of approximately 17%.

•

GP&T expenses were $9.9 million and $11.9 million for 2018 and 2017, respectively.  On a per Boe basis, GP&T expenses were $0.54 and $1.06 for 2018 and 2017, respectively.  The 49% decrease in GP&T expenses on a per Boe basis was primarily attributable to the impact from the new revenue recognition standard, the sale of the NLA properties and an increase in production from our drilling activities in the Eagle Ford Shale.

•

Taxes other than income tax were $52.4 million and $24.2 million for 2018 and 2017, respectively, an increase of $28.2 million (approximately 117%).  On a per Boe basis, taxes other than income tax were $2.86 and $2.15 for 2018 and 2017, respectively.  The $28.2 million increase was primarily due to an increase in production taxes of $25.8 million and ad valorem taxes of $2.4 million.  The production taxes increased due to higher realized prices and increased volumes. The ad valorem taxes increased due to increased property valuations.

•

DD&A expense for 2018 was $296.7 million compared to $168.3 million for 2017, a $128.4 million increase (approximately 76%) primarily due to an increase in production volumes related to acquisitions and drilling activities.  Increased production volumes caused DD&A expense to increase by $106.3 million and the change in the DD&A rate between periods caused DD&A expense to increase by $22.1 million.

•	Impairment losses from the sale of the NLA Disposal Group were $214.3 million in 2018. We did not have any similar impairments from the sale of assets in 2017.
•	Gains from the sale of properties were $2.8 million in 2018. We did not have any gains from the sale of assets in 2017.
•

G&A expenses were $65.7 million and $40.7 million (an increase of approximately 61%) for 2018 and 2017, respectively.  The $25.0 million increase was primarily due to increased salary, wage and stock-based compensation costs, costs associated with divesting the NLA properties, and incremental G&A expenses as a result of being a publicly traded company including, but not limited to, expenses associated with Sarbanes Oxley compliance and incremental independent auditor fees; offset by lower acquisition expenses.

•

Exploration expense was $22.5 million and $36.9 million for 2018 and 2017, respectively.   The $14.4 million decrease in exploration expense was largely due to an $11.5 million decrease in seismic acquisition expenses, a $10.3 million decrease in undeveloped leasehold impairments and abandonments, a decrease of $2.1 million in delay rentals and a $1.9 million decrease in mapping costs.  These costs were offset by $11.1 million of geophysical costs for the drilling of certain developmental well and $0.2 million of sand mine exploration costs.

•

Incentive unit compensation expense was $13.8 million for 2018 related to common stock distributions to incentive unit holders in May 2018. This non-cash charge was offset by a deemed capital contribution under the Esquisto Holding plan from NGP.

•

Interest expense was $60.1 million and $31.9 million for 2018 and 2017, respectively.  The $28.2 million increase (approximately 88%) was primarily due to an increase in the average debt outstanding as a result of the issuance of $150 million and $200 million of 2025 Senior Notes in September 2017 and April 2018, respectively and increased borrowings under our revolving credit facility. Interest is comprised of interest on our credit facility, interest on our 2025 Senior Notes, premium/discount amortization on the 2025 Senior Notes and amortization of debt issue costs offset by capitalized interest. Capitalized interest was $5.9 million and $3.1 million for 2018 and 2017, respectively, primarily due to drilling activities.

•

Net gains on derivative instruments of $35.4 million were recognized during 2018, which consisted of a $145.2 million increase in the fair value of open positions and $109.8 million of cash settlements paid or accrued.  Net losses on commodity derivatives of $55.5 million were recognized during 2017, which consisted of a $52.2 million decrease in the fair value of open positions and $3.3 million of cash settlements paid or accrued.

•

Income tax expense for 2018 was $40.2 million compared to an income tax benefit of $38.8 million for 2017. The effective tax rate differed from the statutory federal income tax rate of 21% for 2018 primarily due to incentive unit compensation, stock-based compensation, state tax adjustments associated with the NLA Divestiture, and the impact of the state income tax provision. The effective tax rate differed from the statutory federal income tax rate of 35% for 2017 primarily due to a change in tax rate as a result of the 2017 tax reform legislation informally known as the Tax Cuts and Jobs Act (the “Tax Act”), state income tax and changes in estimates related to a prior-period tax provision.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For purposes of the following discussion, references to 2017 and 2016 refer to the years ended December 31, 2017 and 2016, respectively, unless otherwise indicated.

•

Oil, natural gas and NGL revenues were $425.8 million for 2017 compared to $125.2 million for 2016, an increase of $300.6 million. Revenue increased because production increased 5.9 MMBoe and an increase in the average realized sales price of $14.27 per Boe due to higher overall commodity prices and a higher percentage of oil in the production mix.

•

LOE was $39.8 million and $12.3 million for 2017 and 2016, respectively. On a per Boe basis, LOE was $3.54 and $2.33 for 2017 and 2016, respectively. The increase in LOE on a per unit basis was largely attributable to acquisitions that came with less efficient legacy wells and to higher workover expense. We recorded $7.7 million of workover expenses in 2017. Net production in 2017 consisted of 59% oil compared to 35% oil in 2016, an increase of approximately 68%.

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

•

Taxes other than income tax were $24.2 million and $6.8 million for 2017 and 2016, respectively. The $17.4 million increase was primarily due to higher realized prices, changes in commodity mix, higher ad valorem taxes associated with increased property valuations, and Louisiana franchise taxes incurred as a result of our Corporate Reorganization that occurred in conjunction with our initial public offering. On a per Boe basis, taxes other than income tax were $2.15 and $1.29 for 2017 and 2016, respectively.

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

•

Interest expense was $31.9 million and $7.8 million for 2017 and 2016, respectively. The $24.1 million increase was primarily due to an increase in the average debt outstanding as a result of the issuance of $350 million and $150 million of 2025 Senior Notes in February and September 2017, respectively. Interest is comprised of interest on our credit facilities, interest on our senior notes and amortization of debt issue costs offset by capitalized interest. Capitalized interest was $3.1 million for 2017 due to increased drilling activities compared to less than $0.1 million for 2016.

•

During 2017, we recognized a $55.5 million loss on derivative instruments, of which $3.3 million was a realized loss and a $52.2 million was an unrealized loss. Net losses on commodity derivatives of $26.8 million were recognized during 2016, of which $4.5 million was a realized gain and $31.3 million was an unrealized loss.

•

We entered into the North Louisiana Settlement. Pursuant to such settlement, we agreed to provide a $7.0 million credit to the third party towards purchasing the interests selected by the third party. The settlement loss of $7.0 million was partially offset by a tax benefit of $1.6 million.

•

Income tax benefits were $38.8 million and $5.6 million for 2017 and 2016, respectively. The increase of $33.2 million was primarily due to a $43.4 million deferred tax benefit in 2017 resulting from the Tax Act partially offset by $10.2 million associated with pretax income in 2017 as compared to the pretax loss in 2016 and the change in our tax status from a pass-through entity to corporation subsequent to our initial public offering in 2016. The effective tax rate for 2017 differed from the federal statutory income tax rate primarily due to a change in tax rate, state income tax and changes in estimates related to a prior-period tax provision. The effective tax rate for 2016 differed from the federal statutory income tax rate primarily due to the impact of pass-through entities and state income tax.

Liquidity and Capital Resources

Our development and acquisition activities require us to make significant operating and capital expenditures. Our primary use of capital has been the acquisition and development of oil, natural gas and NGL properties and facilities.

Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our revolving credit facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned development drilling activities over the next twelve months. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We are also an unrestricted subsidiary of Chesapeake and as such, are limited in our ability to receive investments from, and transact with, Chesapeake.

As of December 31, 2018, we had $14.9 million of cash and cash equivalents and $796.0 million of available borrowings under our revolving credit facility. As of December 31, 2018, we had a working capital deficit of $32.8 million primarily due to the accrual of capital expenditures and losses on our short-term derivative instruments. As of December 31, 2018, the borrowing base under our Credit Agreement was $1.30 billion and we had outstanding borrowings of $504.0 million.

Debt Agreements

Amendments to Credit Agreement.  On February 1, 2019, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement dated as of December 19, 2016, among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”). Among other things, the Sixth Amendment (i) amended the merger covenant and the definition of change of control to permit the Merger and (ii) permits borrowings under the Credit Agreement to be used to redeem or repurchase the $700 million aggregate principal amount of 6.875% Senior Notes due 2025 issued by WildHorse (the “2025 Senior Notes”) so long as certain conditions are met.

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

Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually, from time to time at our election in connection with material acquisitions, or no more frequently than twice in any fiscal year at the request of the Required Lenders or us, in each case based on engineering reports with respect to our estimated oil, NGL and natural gas reserves, and our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base pursuant to a Redetermination, while only Required Lender approval is required to maintain or decrease the borrowing base pursuant to a Redetermination. The borrowing base may also automatically decrease upon the issuance of certain debt, including the issuance of senior notes, the sale or other disposition of certain assets and the early termination of certain swap agreements. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Business—Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.”

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

The Credit Agreement requires us to maintain (x) a ratio of total debt to EBITDAX (as defined under the Credit Agreement) of not more than 4.00 to 1.00 and (y) a ratio of current assets (including availability under the facility) to current liabilities of not less than 1.00 to 1.00. As of December 31, 2018, we were in compliance with all applicable financial covenants under the Credit Agreement and we were able to borrow up to the full availability under the revolving credit facility.

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

WHR II Revolving Credit Facility. We repaid and terminated WHR II's prior revolving credit facility in connection with the completion of our initial public offering.

Esquisto Revolving Credit Facility. We repaid and terminated Esquisto's prior revolving credit facility in connection with the completion of our initial public offering.

Esquisto Terminated Revolving Credit Facility and Second Lien Loan. Esquisto retired and terminated a prior revolving credit facility and second lien loan in January 2016 in connection with the merger of Esquisto I and Esquisto II.

See “Note 9—Long Term Debt” included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our revolving credit facility.

2025 Senior Notes

In February 2017, we completed a private placement of $350.0 million of the 2025 Senior Notes, issued at 99.244% of par and resulted in net proceeds of $338.6 million.  In September 2017, we completed another private placement of $150.0 million aggregate principal amount of the 2025 Senior Notes issued at 98.26% of par, which resulted in net proceeds of approximately $144.7 million. In April 2018, we completed the private placement of $200.0 million of the 2025 Senior Notes, issued at 102% of par.  The April Notes are treated as a single class of debt securities with the other outstanding 2025 Senior Notes. This issuance resulted in net proceeds of approximately $201.0 million, after deducting the initial purchaser’s discount and commissions and estimated offering expenses and excluding accrued interest.  We used the net proceeds from all issuances to repay the borrowings outstanding under our revolving credit facility and for general corporate purposes, including funding a portion of our capital expenditures.  The 2025 Senior Notes are governed by an indenture dated as of February 1, 2017, mature on February 1, 2025 and are fully and unconditionally guaranteed on a joint and several basis by all of our existing and certain future subsidiaries (subject to customary release provisions).  We

have no material assets or operations that are independent of our existing subsidiaries.   There are no restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans.  The 2025 Senior Notes accrue interest at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.  On February 1, 2019, we made a $24.1 million interest payment on the 2025 Senior Notes.  As of September 24, 2018, all of the 2025 Senior Notes had been exchanged for an equal principal amount of registered 6.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4.

Additionally, if the 2025 Senior Notes are downgraded within 90 days after the consummation of the acquisition of WildHorse (which constitutes a “Change of Control” under the WildHorse Indenture), the WildHorse Indenture requires Brazos Valley Longhorn (or a third party, in certain circumstances) to make an offer to repurchase the 2025 Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, within 30 days of such downgrade.

See “Note 9—Long Term Debt” included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding the 2025 Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2018, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. Our predecessor's cash flows were retrospectively revised due to common control considerations. As such, the cash flows for 2016 have been derived from the combined financial position and results attributable to the predecessor for periods prior to our initial public offering and for the previous owner for periods from the inception of common control (February 17, 2015) through our initial public offering. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries. Because WHR II, Esquisto and Acquisition Co. Holdings were under the common control of NGP, the sale and contribution of the respective ownership interests was accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost.

For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$616,526	$277,372	$22,262
Net cash used in investing activities	$991,555	$1,267,747	$567,210
Net cash provided by financing activities	$389,750	$986,600	$505,272

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For purposes of the following discussion, references to 2018 and 2017 refer to the years ended December 31, 2018 and 2017, respectively, unless otherwise indicated.

Operating Activities. Net cash provided by operating activities was $616.5 million for 2018 compared to $277.4 million of net cash provided by operating activities for 2017.  Cash provided by operating activities increased because production increased 7.1 MMBoe (approximately 63%) and because the average realized sales price increased to $51.61 per Boe for 2018 compared to $37.94 per Boe during 2017.  The overall period-to-period increase in net cash provided by operating activities was also impacted by higher G&A, LOE and other expenses due to the growth of the Company, as previously discussed above under “Results of Operations.”  Net cash provided by operating activities included $113.6 million of cash payments on derivative instruments during 2018 compared to $1.5 million in cash receipts during 2017.  There was a $12.2 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2018 compared to 2017.

Investing Activities. During 2018 and 2017, cash flows used in investing activities were $991.6  million and $1,267.7 million, respectively. In 2018, we received $207.9 million of net proceeds related to the NLA Divestiture. Acquisitions of oil and gas properties were $53.8 million and $551.2 million during 2018 and 2017, respectively. In June 2017, we completed the Acquisition for cash consideration of $533.6 million. Additions to oil and gas properties were $1,051.9 million and $700.5 million during 2018 and 2017, respectively, related to our drilling and completion activities and land leasing activities in the Eagle Ford Shale and Austin Chalk Trend. Additions to and acquisitions of other property and equipment were $83.6 million and $16.0 million during 2018 and 2017, respectively. Approximately $66.1 million of the $83.6 million in additions to and acquisitions of other property and equipment during 2018 was related to the acquisition and development of our in-field sand mine. In 2018, we have also recorded at $10.2 million contribution related to our equity method investee, JWH Midstream LLC.

Financing Activities. Net cash provided by financing activities during 2018 of $389.8 million was primarily attributable to proceeds of $204.0 million from the April 2018 issuance of our 2025 Senior Notes and net advancements of approximately $217.6 million associated with our revolving credit facility.  During 2018 we also paid $20.3 million in preferred stock dividends and had debt issuance costs of $4.7 million. We withheld $6.9 million for tax payment remittance to appropriate taxing authorities primarily related to vesting of the 2016 LTIP awards during 2018.   The restricted common shares were net-settled to cover the required withholding tax upon vesting.

Net cash provided by financing activities during 2017 of $986.6 million was primarily attributable to $432.3 million in net proceeds from the issuance of preferred stock, $494.7 million as a result of proceeds from the 2017 issuances of our 2025 Senior Notes, $34.5 million in proceeds from the partial exercise of the underwriters’ over-allotment option in connection with our initial public offering and $43.6  million in net borrowings under our revolving credit facility. These cash inflows were further offset by credit facility debt issuance costs of $15.3 million, $2.7 million of issuance costs associated with the underwriters’ exercise of their over-allotment option and $0.6 million of repurchases of vested restricted stock to satisfy employees’ tax obligations upon vesting.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Operating Activities. Net cash provided by operating activities was $277.4 million for 2017, compared to $22.3 million of net cash provided by operating activities for 2016. Cash provided by operating activities increased because production increased by 5.9 MMBoe (approximately 112%) and average realized sales prices increased to $37.94 per Boe for 2017 compared to $23.67 per Boe during 2016 as previously discussed above under “Results of Operations.”  The overall year-to-year increase in net cash provided by operating activities was also impacted by higher G&A expenses and LOE due to the growth of the company. Net cash provided by operating activities included $1.5 million of cash receipts on derivative instruments during 2017 compared to $4.9 million during 2016. There was a $55.6 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2017 compared to 2016.

Investing Activities. During 2017 and 2016, cash flows used in investing activities were $1.27 billion and $567.2 million, respectively. Acquisitions of oil and gas properties were $551.2 million during 2017. Acquisitions of oil and gas properties were $436.1 million during 2016. We closed the Burleson North Acquisition in December 2016 for $389.8 million. Additions to oil and gas properties were $700.5 million during 2017, primarily related to our land leasing activities and drilling and completion activities in the Eagle Ford Shale. Additions to oil and gas properties were $125.8 million during 2016, of which $107.5 million was attributable to Esquisto's drilling and completion activities in the Eagle Ford Shale.

Financing Activities. Net cash provided by financing activities during 2017 of $986.6 million was primarily attributable to $432.3 million in net proceeds from the issuance of our Preferred Stock, $494.7 million in proceeds from the issuance of our 2025 Senior Notes, $513.5 million in advances on our revolving credit facilities and $34.5 million from the partial exercise of the underwriters' over-allotment option in connection with our initial public offering. These cash inflows were offset by payments under our revolving credit facility of $469.9 million during 2017, debt issuance costs of $15.3 million, $2.7 million of issuance costs associated with the underwriters' exercise of their over-allotment option and $0.6 million of repurchases of vested restricted stock to satisfy employees' tax obligations upon vesting. Net proceeds from the issuance of our Preferred Stock partially funded the cash consideration portion of the Acquisition. We used proceeds from the issuance of our 2025 Senior Notes to primarily pay down borrowings under our revolving credit facility. Amounts borrowed under our revolving credit facility funded our lease acquisition and drilling programs, activities related to Oakfield and Burleson Water infrastructure projects and our working capital needs.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2018. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions used in creating the table are subjective.

	Payment or Settlement due by Period
Contractual Obligation	Total	2019	2020-2021	2022-2023	Thereafter
	(In thousands)
Revolving credit facility (1)	$504,000	$—	$504,000	$—	$—
Estimated interest payments (2)	60,658	20,462	40,196	—	—
2025 Senior Notes and interest payments (3)	992,760	48,125	96,250	96,250	752,135
Office leases	18,669	2,399	4,833	4,467	6,970
Compressors (4)	15,715	4,143	7,850	3,626	96
Dedicated fracturing fleet service agreement (5)	21,000	21,000	—	—	—
Interruptible water availability agreement	1,602	534	1,068	—	—
Sand mine equipment	8,491	5,055	3,436	—	—
Right-of-way	1,920	40	80	80	1,720
Total	$1,624,815	$101,758	$657,713	$104,423	$760,921

(1)

As of December 31, 2018, we had $504.0 million outstanding under our revolving credit facility. This amount represents the scheduled future maturities of the principal amount outstanding. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for information regarding our revolving credit facility.

(2)

Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2018. In calculating these amounts, we applied the weighted-average interest rate during 2018 associated with such debt. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the weighted-average variable interest rate charged during 2018 under our revolving credit facility.
(3)

Interest payments are based on the $700.0 million aggregate principal amount of our 2025 Senior Notes. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our 2025 Senior Notes.

(4)	Represents compressor rentals which are on month-to-month terms without any significant long-term contracts.
(5)

Represents aggregate fixed monthly payments related to fleet service agreement that we entered into in June 2017.  See Note 18 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding these agreements.

Off–Balance Sheet Arrangements

As of December 31, 2018, we had no off–balance sheet arrangements.

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

During the period from January 1, 2014 through January 1, 2018, the WTI spot price for oil has declined from a high of $107.95 per Bbl on June 20, 2014 to $26.19 per Bbl on February 11, 2016, and the Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu on February 10, 2014 to a low of $1.49 per MMBtu on March 4, 2016. Since 2016, prices have generally increased. As of February 22, 2019, the NYMEX WTI oil price was $57.08 per bbl and the NYMEX Henry Hub natural gas price was $2.72 per MMBtu. The prices we receive for our oil, natural gas and NGLs production depend on numerous factors beyond our control. A sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Due to this volatility, we have historically used, and we expect to continue to use, commodity derivative instruments, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. The Credit Agreement contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.

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

The following table summarizes our derivative contracts as of December 31, 2018 and the average prices at which the production will be hedged:

	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	6,652,369	4,511,681
Weighted-average fixed price	$54.45	$53.49

Put options:
Volume (Bbls)	1,749,757	—
Weighted-average floor price	$53.83	$—
Weighted-average put premium	$(5.43)	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	6,425,146	4,846,020
Weighted-average fixed price	$2.79	$2.76

Interest Rate Risk

At December 31, 2018, we had $504.0 million of debt outstanding under our revolving credit facility, with a weighted average interest rate of 4.06%. Additionally, borrowings under our revolving credit facility will bear interest, at our option, at either: (i) the Alternate Base Rate, which is based on the greatest of (x) the prime rate as determined by the Administrative Agent, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted LIBOR for a one month interest period plus 1.0%, in each case, plus a margin that varies from 0.50% to 1.50% per annum according to the total commitments usage (which is the ratio of outstanding borrowings and letters of credit to the least of the total commitments, the borrowing base and the aggregate elected commitments then in effect), (ii) the adjusted LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the total commitment usage or (iii) the applicable LIBOR market index rate plus a margin that varies from 1.50% to 2.50% per annum according to the total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies from 0.375% to 0.50% per annum according to our total commitments usage. From the inception of the Credit Agreement, predominately all our debt outstanding was in the form of Eurodollar borrowings based on the adjusted LIBOR.

Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $5.0 million per year. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness but may enter into such derivative arrangements in the future. To the extent we enter into any such interest rate derivative arrangement, we would subject to risk for financial loss. For more information, please see “Item 1A. Risk Factors—Risks Related to Our Business—Our derivative activities could result in financial losses or could reduce our earnings.”

The fair value of our 2025 Senior Notes is sensitive to changes in interest rates. We estimate the fair value of 2025 Senior Notes using quoted market prices. The carrying value (net of any discounts/premiums and debt issuance cost) is compared to the estimated fair value in the table below (thousands):

	At December 31, 2018
	Carrying Amount	Estimated Fair Value
2025 Senior Notes, fixed-rate due February 2025	$687,376	$661,500

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

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the contract. When the fair value of a contract is positive, the counterparty is expected to owe us, which creates the credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2018, our derivative contracts were with major financial institutions, all of which were also lenders under the Credit Agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with these instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2018, we had net derivative assets of $72.2 million. Had certain counterparties failed completely to perform according to the terms of existing contracts, we would have the right to offset $72.2 million against amounts outstanding under our revolving credit facility, thereby eliminating any credit exposure. See Note 9 under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our revolving credit facility.

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers and the inability of our significant customers to meet their obligations to us may adversely affect our financial results.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, together with the report of our independent registered public accounting firm begin on page F‑1 of this Annual Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management utilized the Committee of Sponsoring Organizations of the Treadway Commission's Internal Control-Integrated Framework (2013) in conducting the required assessment of effectiveness of the Company's internal control over financial reporting.

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting and has determined the Company’s internal control over financial reporting was effective as of December 31, 2018.

/s/ ROBERT D. LAWLER
Robert D. Lawler
President and Chief Executive Officer

/s/ DOMENIC J. DELL'OSSO, JR.
Domenic J. Dell'Osso, Jr.
Executive Vice President and Chief Financial Officer

March 4, 2019

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information regarding the aggregate fees incurred by the Company, and its predecessor and the previous owners, from KPMG LLP during the last two fiscal years (dollars in thousands):

	Company, or its
	Predecessor and
	the Previous
	Owners
	2018	2017
Audit Fees (1)	$2,450	$1,648
Audit Related Fees (2)	—	96
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$2,450	$1,744

(1)Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. These fees primarily related to the (i) audit of our annual financial statements, (ii) the review of our quarterly financial statements filed on Form 10-Q.

(2)Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews (e.g., audits of benefit plans, due diligence for possible acquisitions or consultations pertaining to new and proposed accounting or regulatory rules). Services primarily related to a consultation pertaining to our implementation of ASC 842, Leases and ASC 606, Revenue From Contracts With Customers in 2018 and 2017, respectively.

(3)Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.

(4)All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by KPMG during the years ended December 31, 2018 and 2017.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Financial Statements are included under Part II, Item 8 of the annual report. For a listing of these statements and accompanying footnotes, see “Index to Financial Statements” Page F‑1 of this Annual Report.

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

2.1

Master Contribution Agreement, dated December 12, 2016, by and among WildHorse Resource Development Corporation and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company's Form 8‑K filed on December 16, 2016) (SEC File No. 001-37964).

2.2

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Admiral A Holding L.P., TE Admiral A Holding L.P., Aurora C-I Holding L.P. and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.2 of the Company's Form 10‑Q filed on May 15, 2017) (SEC File No. 001-37964).

2.3

Purchase and Sale Agreement, dated May 10, 2017, by and among Anadarko E&P Onshore LLC, Anadarko Energy Services Company and WHR Eagle Ford LLC (incorporated by reference to Exhibit 2.3 of the Company's Form 10‑Q filed on May 15, 2017) (SEC File No. 001-37964).

2.4†

Purchase and Sale Agreement, dated February 12, 2018, by and between WildHorse Resources II, LLC and Tanos Energy Holdings III, LLC (incorporated by reference to Exhibit 2.1 to the Company's Form 8‑K filed on February 15, 2018) (SEC File No. 001-37964).

2.5†

Agreement and Plan of Merger by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation, dated as of October 29, 2018, as amended (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2018) (SEC File No. 001-37964).

2.6

Amendment No. 1 to Agreement and Plan of Merger, dated as of December 12, 2018, by and among Chesapeake Energy Corporation, Coleburn Inc. and WildHorse Resource Development Corporation (incorporated by reference to Exhibit 2.2 to Annex A to the Company’s Proxy Statement on Schedule 14A filed on December 26, 2018) (SEC File No. 001-37964).

3.1	Certificate of Formation of Brazos Valley Longhorn, L.L.C. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 1, 2019) (SEC File No. 001-37964).

3.2	Operating Agreement for Brazos Valley Longhorn, L.L.C. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 1, 2019) (SEC File No. 001-37964).

4.1

Indenture, dated as of February 1, 2017, by and among WildHorse Resource Development Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8‑K filed on February 1, 2017) (SEC File No. 001-37964).

Exhibit Number	Description

4.2

Fourth Supplemental Indenture, dated as of February 1, 2019 among Brazos Valley Longhorn, L.L.C., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 1, 2019) (SEC File No. 001-37964).

4.4

Third Supplemental Indenture, dated as of August 2, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Form 10-Q filed on August 9, 2018) (SEC File No. 001-37964).

4.5

Second Supplemental Indenture, dated as of January 8, 2018 among Burleson Sand LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K filed on March 12, 2018) (SEC File No. 001-37964).

4.6

First Supplemental Indenture, dated as of June 30, 2017, by and among WHR Eagle Ford LLC, WildHorse Resource Development Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed on August 10, 2017) (SEC File No. 001-37964).

10.1

Sixth Amendment to Credit Agreement, dated as of February 1, 2019 among Brazos Valley Longhorn, L.L.C., each of the Guarantors party thereto, each of the Lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2019) (SEC File No. 001-37964).

10.2

Fifth Amendment to Credit Agreement, dated as of October 15, 2018, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2018) (SEC File No. 001-37964).

10.3

Voting and Support Agreement, by and among Jay Carlton Graham, Esquisto Holdings, LLC, WHE AcqCo Holdings, LLC, WHR Holdings, LLC, NGP XI US Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2018) (SEC File No. 001-37964).

10.4

Voting and Support Agreement, by and among CP VI Eagle Holdings, L.P., Chesapeake Energy Corporation and WildHorse Resource Development Corporation, dated as of October 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2018) (SEC File No. 001-37964).

10.5

Credit Agreement, dated December 19, 2016, by and among WildHorse Resource Development Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on December 22, 2016) (SEC File No. 001-37964).

10.11

Third Amendment to Credit Agreement, dated as of October 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 5, 2017) (SEC File No. 001-37964).

10.12

Second Amendment to Credit Agreement, dated as of June 30, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 7, 2017) (SEC File No. 001-37964).

Exhibit Number	Description

10.13

First Amendment to Credit Agreement, dated as of April 4, 2017, by and among WildHorse Resource Development Corporation, each of the guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent  for the Lenders party thereto, BMO Harris Bank, N.A., as Syndication Agent, the Lenders party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 15, 2017) (SEC File No. 001-37964).

21.1†	Subsidiaries of WildHorse Resource Development Corporation.

23.1*	Consent of Cawley, Gillespie and Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosure Exhibit.

99.1*	Report of Cawley, Gillespie and Associates, Inc.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document

*Filed or furnished as an exhibit to this Annual Report on Form 10‑K.

†We have omitted the list of subsidiaries exhibit required by Item 601 of Regulation S-K pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 16.     FORM 10‑K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZOS VALLEY LONGHORN, L.L.C.

Date: March 4, 2019	By:	/s/ Robert D. Lawler
Robert D. Lawler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Robert D. Lawler	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2019
Robert D. Lawler
/s/ Domenic J. Dell’Osso, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2019
Domenic J. Dell'Osso, Jr.
/s/ William M. Buergler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2019
William M. Buergler
/s/ Robert D. Lawler	Sole Member	March 4, 2019
Chesapeake Energy Corporation

By: Robert D. Lawler Its: President and Chief Executive Officer

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Chesapeake Energy Corporation in its capacity as sole member of Brazos Valley Longhorn, L.L.C. (Successor in interest to WildHorse Resource Development Corporation)

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Brazos Valley Longhorn, L.L.C. (Successor in interest to WildHorse Resource Development Corporation) and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2013.

Houston, Texas
March 4, 2019

F – 2

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$14,947	$226
Accounts receivable, net	91,558	84,103
Derivative instruments	54,131	2,336
Prepaid expenses and other current assets	7,851	3,290
Total current assets	168,487	89,955
Property and equipment:
Oil and gas properties	3,457,897	2,999,728
Other property and equipment	107,279	53,003
Accumulated depreciation, depletion and amortization	(518,054)	(368,245)
Total property and equipment, net	3,047,122	2,684,486
Other noncurrent assets:
Derivative instruments	18,579	86
Debt issuance costs	3,592	3,573
Other	17,250	—
Total assets	$3,255,030	$2,778,100
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,189	$53,005
Accrued liabilities	124,633	199,952
Derivative instruments	508	58,074
Total current liabilities	201,330	311,031
Noncurrent liabilities:
Long-term debt	1,191,376	770,596
Asset retirement obligations	8,226	14,467
Deferred tax liabilities	112,731	71,470
Derivative instruments	—	18,676
Other	2,233	1,085
Total noncurrent liabilities	1,314,566	876,294
Total liabilities	1,515,896	1,187,325
Commitments and contingencies (Note 18)

Preferred Stock, $0.01 par value: 50,000,000 shares authorized
Series A perpetual convertible preferred stock, $0.01 par value: 500,000 shares authorized; 435,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, (involuntary liquidation preference of $450,389 and $448,146 at December 31, 2018 and December 31, 2017, respectively)	447,726	445,483

Stockholders’ equity:
Common stock, $0.01 par value 500,000,000 shares authorized; 101,793,855 shares and 101,137,277 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,018	1,012
Additional paid-in capital	1,153,617	1,118,507
Accumulated earnings	136,773	25,773
Total stockholders’ equity	1,291,408	1,145,292
Total liabilities and equity	$3,255,030	$2,778,100

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 3

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per share amounts)

	For Year Ended December 31,
	2018	2017	2016
Revenues and other income:
Oil sales	$843,244	$342,868	$75,938
Natural gas sales	60,129	59,924	43,487
NGL sales	41,961	22,964	5,786
Other income	2,052	1,431	2,131
Total revenues and other income	947,386	427,187	127,342
Operating expenses:
Lease operating expenses	61,620	39,770	12,320
Gathering, processing and transportation	9,856	11,897	6,581
Taxes other than income tax	52,410	24,158	6,814
Depreciation, depletion and amortization	296,685	168,250	81,757
Impairment of NLA Disposal Group (Note 3)	214,274	—	—
Gain on sale of properties	(2,781)	—	—
General and administrative expenses	65,710	40,663	23,973
Incentive unit compensation expense	13,776	—	—
Exploration expense	22,483	36,911	12,026
Other operating expense	1,064	73	99
Total operating expenses	735,097	321,722	143,570
Income (loss) from operations	212,289	105,465	(16,228)
Other income (expense):
Interest expense, net	(60,119)	(31,934)	(7,834)
Gain (loss) on derivative instruments	35,393	(55,483)	(26,771)
North Louisiana settlement (Note 18)	—	(7,000)	—
Other income (expense)	(859)	8	(1,818)
Total other expense	(25,585)	(94,409)	(36,423)
Income (loss) before income taxes	186,704	11,056	(52,651)
Income tax benefit (expense)	(40,196)	38,824	5,575
Net income (loss)	146,508	49,880	(47,076)
Net loss attributable to previous owners	—	—	(2,681)
Net loss attributable to predecessor	—	—	(33,998)
Net income (loss) available to WRD	146,508	49,880	(10,397)
Preferred stock dividends	28,862	13,146	—
Undistributed earnings allocated to participating securities	30,344	5,612	—
Net income (loss) available to common stockholders	$87,302	$31,122	$(10,397)

Earnings per common share:
Basic	$0.88	$0.32	$(0.11)
Diluted	$0.88	$0.32	$(0.11)
Weighted-average common shares outstanding:
Basic	99,498	96,324	91,327
Diluted	99,498	96,324	91,327

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 4

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$146,508	$49,880	$(47,076)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	296,685	168,250	81,757
Impairments of unproved properties	10,504	20,834	3,051
Impairment of NLA Disposal Group	214,274	—	—
Amortization of debt issuance cost	3,098	2,575	479
Accretion of senior notes discount	132	342	—
(Gain) loss on derivative instruments	(35,393)	55,483	26,771
Cash settlements on derivative instruments	(113,637)	1,517	4,975
Deferred income tax expense (benefit)	41,193	(39,831)	(5,575)
Debt extinguishment expense	—	(11)	1,667
Amortization of equity awards	19,468	6,644	68
Incentive unit compensation expense	13,776	—	—
(Gain) loss on sale of properties	(2,781)	—	43
Loss on equity investment	676	—	—
Consideration paid to customers, net of amortization	(1,817)	—	—
Changes in operating assets and liabilities
Increase in accounts receivable	(8,206)	(56,828)	(16,300)
Increase in prepaid expenses	(576)	(390)	(448)
Increase in inventories	(1,056)	(648)	—
(Decrease) increase in accounts payable and accrued liabilities	33,678	69,555	(27,150)
Net cash provided by operating activities	616,526	277,372	22,262
Cash flows from investing activities:
Acquisitions of oil and gas properties	(53,814)	(551,242)	(436,072)
Additions to oil and gas properties	(1,051,891)	(700,546)	(125,837)
Additions to and acquisitions of other property and equipment	(83,597)	(15,959)	(5,403)
Contribution to equity method investee	(10,177)	—	—
Sales of other property and equipment	—	—	102
Proceeds from NLA Divestiture	207,924	—	—
Net cash used in investing activities	(991,555)	(1,267,747)	(567,210)
Cash flows from financing activities:
Advances on revolving credit facilities	1,085,000	513,500	383,450
Payments on revolving credit facilities	(867,353)	(469,897)	(378,700)
Debt issuance cost	(4,736)	(15,279)	(3,607)
Termination of second lien	—	—	(225)
Proceeds from senior notes offering	204,000	494,744	—
Proceeds from the issuance of preferred stock	—	435,000	—
Costs incurred in conjunction with the issuance of preferred stock	—	(2,663)	—
Proceeds from issuance of common stock	—	34,457	412,500
Cost incurred in conjunction with issuance of common stock	—	(2,698)	(18,426)
Preferred stock dividends	(20,267)	—	—
Previous owner and predecessor contributions	—	—	110,280
Repurchase of vested restricted stock	(6,894)	(564)	—
Net cash provided by financing activities	389,750	986,600	505,272
Net change in cash, cash equivalents and restricted cash	14,721	(3,775)	(39,676)
Cash, cash equivalents and restricted cash, beginning of period	226	4,001	43,677
Cash, cash equivalents and restricted cash, end of period	$14,947	$226	$4,001

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 5

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Predecessor	Previous Owner	Total
December 31, 2015	$—	$—	$—	$274,133	$374,556	$648,689
Capital contributions	—	—	—	10,837	97,000	107,837
Property contributions	—	—	—	—	329	329
Net loss	—	—	(10,397)	(33,998)	(2,681)	(47,076)
Proceeds from public offering	275	412,225	—	—	—	412,500
Costs incurred in connection with initial public offering	—	(19,252)	—	—	—	(19,252)
Notes receivable from members	—	—	—	(132)	—	(132)
Dissolution of notes receivable from members	—	—	—	2,575	—	2,575
Amortization of equity awards	4	64	—	—	—	68
Issuance of shares in connection with Corporate Reorganization	625	721,994	—	(253,415)	(469,204)	—
Issuance of shares in connection with acquisition of properties	13	19,613	—	—	—	19,626
Tax related effects in connection with Corporate Reorganization and initial public offering	—	(117,276)	—	—	—	(117,276)
December 31, 2016	917	1,017,368	(10,397)	—	—	1,007,888
Net income	—	—	49,880	—	—	49,880
Proceeds from issuance of common stock	23	34,434	—	—	—	34,457
Costs incurred with issuance of common stock	—	(1,872)	—	—	—	(1,872)
Issuance of common stock in connection with the Acquisition	55	60,699	—	—	—	60,754
Deferred tax adjustment related to initial public offering	—	1,251	—	—	—	1,251
Accrual of preferred stock paid-in-kind dividend	—	—	(13,146)	—	—	(13,146)
Repurchase of vested restricted common stock	—	—	(564)	—	—	(564)
Amortization of equity awards	17	6,627	—	—	—	6,644
December 31, 2017	1,012	1,118,507	25,773	—	—	1,145,292
Cumulative effect of accounting change (Note 2)	—	—	243	—	—	243
Net income	—	—	146,508	—	—	146,508
Preferred stock paid-in-kind dividend	—	—	(2,243)	—	—	(2,243)
Accrued preferred stock cash dividend	—	—	(4,479)			(4,479)
Preferred stock cash dividend	—	—	(20,267)	—	—	(20,267)
Beneficial conversion feature of preferred stock	—	1,872	—	—	—	1,872
Amortization of beneficial conversion feature	—	—	(1,872)	—	—	(1,872)
Repurchase of vested restricted common stock	(4)	—	(6,890)	—	—	(6,894)
Contribution related to incentive unit compensation expense	—	13,776	—	—	—	13,776
Amortization of equity awards	10	19,462	—	—	—	19,472
December 31, 2018	$1,018	$1,153,617	$136,773	$—	$—	$1,291,408

See Accompanying Notes to Consolidated and Combined Financial Statements

F – 6

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Note 1. Organization and Basis of Presentation

Merger with Chesapeake Energy Corporation

In February 2019, we were acquired by Chesapeake for approximately 717.3 million shares of Chesapeake common stock and $381.1 million in cash. Immediately following the completion of the acquisition, WildHorse Development merged with and into Brazos Valley Longhorn, L.L.C., a newly formed Delaware limited liability company and wholly owned subsidiary of Chesapeake.

Initial Public Offering and Corporate Reorganization

Reference to “WHR II” or our “predecessor” refers to WildHorse Resources II, LLC, together with its consolidated subsidiaries. Reference to “Esquisto I” refers to Esquisto Resources, LLC. Reference to “Esquisto II” refers to Esquisto Resources II, LLC. Reference to “Esquisto Merger” refers to the merger of Esquisto I with and into Esquisto II on January 12, 2016. Reference to “Esquisto” refers (i) for the period beginning February 17, 2015 (date of common control) through January 11, 2016, to Esquisto I and Esquisto II on a combined basis and (ii) for the period beginning January 12, 2016 through the completion of our initial public offering on December 19, 2016, to Esquisto II. Reference to “Acquisition Co.” refers to WHE AcqCo., LLC, an entity that was formed to acquire the Burleson North assets (see Note 3—"Acquisitions and Divestitures”). Reference to “WildHorse Investment Holdings” refers to WildHorse Investment Holdings, LLC. Reference to “Previous owner” refers to both Esquisto and Acquisition Co. Reference to “Esquisto Investment Holdings” refers to Esquisto Investment Holdings, LLC. Reference to “WildHorse Holdings” refers to WHR Holdings, LLC. Reference to “Esquisto Holdings” refers to Esquisto Holdings, LLC. Reference to “Acquisition Co. Holdings” refers to WHE AcqCo Holdings, LLC. Reference to “NGP” refers to Natural Gas Partners, a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in WHR II, Esquisto and Acquisition Co.

The Company was formed in August 2016 to serve as a holding company for the assets of WHR II and Esquisto. We did not have any operations until we completed our initial public offering on December 19, 2016. In connection with our initial public offering and Corporate Reorganization (defined below), our accounting predecessor, WHR II was contributed to us. In addition to WHR II, we received Esquisto and Acquisition Co. We are an independent oil and natural gas company focused on the acquisition, exploration, development and production of oil, natural gas and NGL resources.

WHR II, Esquisto II, Acquisition Co., WHR Eagle Ford LLC (“WHR EF”), Burleson Sand LLC (“Burleson Sand”) and WHCC Infrastructure LLC (“WHCC”) are wholly owned subsidiaries of the Company as of December 31, 2018. WildHorse Resources Management Company, LLC (“WHRM”) is a wholly owned subsidiary of WHR II.  Esquisto II has two wholly owned subsidiaries – Petromax E&P Burleson, LLC, and Burleson Water Resources, LLC (“Burleson Water”).  WHRM is the named operator for all oil and natural gas properties owned by us.

The Company issued and sold to the public in its initial public offering 27,500,000 shares of common stock. The gross proceeds from the sale of the common stock were $412.5 million, net of underwriting discounts of $14.1 million and other offering costs of $5.0 million. The net proceeds from our initial public offering were $393.4 million. Debt issuance costs of $2.9 million related to the establishment of the Company's revolving credit facility were also incurred in conjunction with our initial public offering.

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

F – 7

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

common stock. We refer to these reorganization transactions as the “Corporate Reorganization.” As a result of the Corporate Reorganization, WHR II, Esquisto and Acquisition Co. became direct, wholly owned subsidiaries of WildHorse Resource Development Corporation.

Basis of Presentation

Our predecessor's financial statements were retrospectively recast due to common control considerations. Because WHR II, Esquisto and Acquisition Co. were under the common control of NGP, the sale and contribution of the respective ownership interests were accounted for as a combination of entities under common control, whereby the assets and liabilities sold and contributed were recorded based on historical cost. As such, the financial statements included herein (i) (a) as of, and for the year ended, December 31, 2016 have been derived from the combined financial position and results attributable to our predecessor and Esquisto for periods prior to our initial public. Furthermore, the results of Acquisition Co. are reflected in the financial statements presented herein beginning on December 19, 2016. For periods after the completion of our initial public offering, our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest.

Our consolidated and combined financial statements include our accounts and those of our subsidiaries. Restricted cash was previously presented as a component of cash flows from investing activities on the consolidated and combined statements of cash flows. Restricted cash is now being included in cash and cash equivalents when reconciling the beginning of period and end of period totals due to the adoption of a new accounting standard.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Investment in Unconsolidated Affiliate

WHCC and an undisclosed joint venture partner (“JV Partner”) each made an approximate $10.2 million cash capital contribution for a 50% membership interest in JWH Midstream LLC (“JWH”) during July 2018.  JWH used the capital contributions to finance the acquisition of a holding company from a third party that had an existing lease with the Port of Corpus Christi Authority (“Port”) for approximately 55 acres of land on the north side of the Corpus Christi Ship Channel in the Inner Harbor. In December 2018, we accrued an additional $1.9 million capital contribution which was funded in January 2019.

A $47.5 million irrevocable standby letter of credit was issued on July 27, 2018 under the Company’s revolving credit facility in favor of the Port to cover future minimum annual wharfage fee payment deficits under the lease. The Port requires that either a guaranty or letter of credit be in place for the first 10 years of the 20-year lease. Until the proposed marine terminal is built and operational, the letter of credit cannot be drawn upon by the Port.  We have incurred letter of credit fees of approximately $0.4 million.

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

F – 8

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

regarding activities requires joint or unanimous consent. The power to direct activities that most significantly impact JWH’s economic performance is shared. Our maximum exposure to loss cannot be quantified, but would be limited to our investment and any amounts withdrawn by the Port under the standby letter of credit previously discussed.

Our investment in JWH is being accounted as an equity method investee.  Investments in a limited liability company that maintains a specific ownership account for each investor should generally be accounted for under the equity method of accounting unless the investment is so minor that the member may have virtually no influence over the company’s operating and financial policies. In practice, investments of more than 3 to 5 percent are viewed as more than minor. Our $11.5 million investment in JWH is reflected on our balance sheet under other noncurrent assets as a component of the “Other” financial statement line item.   Equity losses of $0.7 million for the year ended December 31, 2018 is reflected on our income statement under other income (expense) as a component of the “Other income (expense)” financial statement line item.

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

Restricted Cash

Historically, restricted cash consisted of certificates of deposit in place to collateralize letters of credit. The letters of credit were required as part of normal business operations. The certificates of deposit were in place for a period greater than 12 months and were considered noncurrent. We had no restricted cash at December 31, 2018 and 2017.

Oil and Gas Properties

We use the successful efforts method of accounting for crude oil and natural gas producing activities. Costs to acquire mineral interests in natural gas and crude oil properties are capitalized. Significant costs associated with development wells in progress or awaiting completion are excluded from depletion until the well is completed.  We have

F – 9

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

excluded capitalized costs of $98.1 million at December 31, 2018. Costs to drill exploratory wells that do not find proved reserves, delay rentals and geological and geophysical costs are expensed.

The following table reflects the net changes in capitalized exploratory well costs for the periods indicated (in thousands):

	For Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$—	$7,064	$15,198
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	60,847
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	(7,064)	(68,981)
Capitalized exploratory well costs charged to expense	—	—	—
Balance, end of period	$—	$—	$7,064

We acquire leases on acreage not associated with proved reserves or held by production with the expectation of ultimately assigning proved reserves and holding the leases with production. The costs of acquiring these leases, including primarily brokerage costs and amounts paid to lessors, are capitalized and excluded from current amortization pending evaluation. When proved reserves are assigned, the leasehold costs associated with those leases are depleted as producing oil and gas properties. Costs associated with leases not held by production are impaired when events and circumstances indicate that carrying value of the properties is not recoverable. We recorded impairment of $10.5 million, $20.8 million and $3.1 million as exploration expense for unproved oil and gas properties for the years ended December 31, 2018, 2017 and 2016, respectively.

Capitalized costs of producing crude oil and natural gas properties and support equipment, net of estimated salvage values, are depleted by field using the units-of-production method. Well and well equipment and tangible property additions are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves.

Proved oil and gas properties are reviewed for impairment when events and circumstances indicate a potential decline in the fair value of such properties below the carrying value, such as a downward revision of the reserve estimates or lower commodity prices. We estimate the undiscounted future cash flows expected in connection with the properties and compare such future cash flows to the carrying amounts of the properties to determine if the carrying amounts are recoverable. If the carrying value of the properties is determined to not be recoverable based on the undiscounted cash flows, an impairment charge is recognized by comparing the carrying value to the estimated fair value of the properties. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties

Oil and Gas Reserves

The estimates of proved crude oil, natural gas, and natural gas liquids reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions using a 12‑month average price with no provision for price and cost escalations in future years except by contractual arrangements. Our proved reserves are prepared by Cawley, Gillespie & Associates, Inc. ("CG&A"), a third-party independent reserve engineer.

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, the estimates of future cash inflows, future gross revenues, the amount of natural

F – 10

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

gas, crude oil and natural gas liquids reserves, the remaining estimated lives of the natural gas and crude oil properties, or any combination of the above may be increased or reduced. See Note 20—“Supplemental Oil and Gas Information (Unaudited)” for further information.

Other Property and Equipment

Other property and equipment includes our sand mine, saltwater disposal wells, Burleson water assets, leasehold improvements, office furniture, automobiles, computer equipment, software, pipelines, office buildings and land. Other property and equipment is depreciated using a straight-line method over the expected useful lives of the respective assets. Leasehold improvements are amortized over the remaining term of the lease and land is not depreciated or amortized.

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. For the year ended December 31, 2018, 2017 and 2016, we recorded $5.9 million, $3.1 million and $0.1 million in capitalized interest, respectively.

Properties Acquired in Asset Acquisitions and Business Combinations

For asset acquisitions, the purchase price recorded at cost and is allocated to identifiable assets on a relative fair value basis.  Therefore, we would need to determine the fair value of the assets at acquisition.

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

The fair value of the estimated cost is based on historical experience, managements' expertise and third-party proposals for plugging and abandoning wells. The estimated remaining lives of the wells is based on reserve life estimates and federal and state regulatory requirements. At the time the related long-lived asset is placed in service, the estimated cost is adjusted for inflation based on the remaining life, then discounted using a credit-adjusted risk-free rate to determine the fair value.

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

F – 11

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Natural gas sales contracts

Our natural gas contracts stipulate that we deliver unprocessed natural gas to a contractually specified delivery point. Once the natural gas enters our customer’s facilities, it may be compressed, dehydrated, treated, separated into residue gas (predominately methane) and NGLs, or otherwise processed.  For a majority of our natural gas sales contracts, the Company transfers control of the natural gas (which could include both residue gas and NGLs) to our customer upon delivery into their facilities and we recognize revenue at that point in time.  Our performance obligation within these contracts is to deliver unprocessed natural gas.  Once delivered, we have fulfilled our obligation and our customers have full control over the use, sale or disposition of the gas.  Any charges assessed to us by our customer, including but not limited to gathering, processing, compression, treating and dehydration are considered to be a reduction to the transaction price because we did not receive a distinct good or service from the customer.  Services are not deemed to be provided to us because the related activities occur after we transfer control of the gas to our customer.   Prior to the adoption of the new revenue standard, these charges were reported within “Gathering, processing and transportation” expense in our statement of operations, while these costs are now being netted against revenues.

F – 12

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

For the other portion of our natural gas sales contracts, our contracts are structured such that both the customer and the Company have shared contractual control over the natural gas.  Contractual terms dictate that payment to us is based on actual extracted volumes of NGLs/residue gas.  Further, the contracts stipulate that a portion of that processed gas is retained by our customer as compensation for their services, thereby incentivizing the customer to process our gas and operate their facilities efficiently in our best interest.  Under these contracts, the value associated with the volumes our customer retains and any charges assessed by our customer are recognized on our “Gathering, processing and transportation” expense line item.  This is because the gas is contractually controlled jointly by both us and our customer until our performance obligation is fulfilled at the tailgate of our customer’s plant (once processing has been completed).  Our performance obligation under these contracts is to sell the extracted NGLs and residue gas.  We recognize revenue at a point in time (at the plant tailgate) when we have fulfilled our performance obligation.  Prior to the adoption of the new revenue standard, we did not recognize the volumes retained by our customer as an expense and we reported revenues net of the volumes they retained.

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
F – 13

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Contract assets - The new revenue standard requires certain disclosure around contract assets.  Contract assets are rights to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditional on something other than the passage of time.  We have an unconditional right to payment upon completion of our performance obligations and have therefore recorded no contract assets as of December 31, 2018.

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

Other Income - During the period, we owned the Oakfield gathering system, substantial fresh water supply and storage, a saltwater disposal well and several compressors.  Though the Oakfield gathering system, saltwater disposal well and compressors were sold to Tanos Energy Holdings III, LLC (“Tanos”) as part of the NLA Divestiture (see Note 3  - "Acquisitions and Divestitures"), these assets were used during the period in the operations of our wells.  Non-operators who own a portion of our wells are billed for the use of these assets, utilizing rates based on industry-accepted joint interest accounting rules and market conditions.  We report income from this source as “Other income” on our statement of operations in accordance with accounting guidance on collaborative arrangements. Operating expenses related to these activities are recorded to the “Other operating (income) expense” line item on the statement of operations.  Prior to the adoption of the new revenue standard, income net of expenses from saltwater disposal wells and compressors were recorded within lease operating expense and income net of expenses for the Burleson water supply and storage assets were recorded within other income.

F – 14

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement, balance sheet and statement of cash flows was as follows (in thousands):

	For the Year Ended December 31, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Revenues:
Oil sales	$843,244	$843,329	$(85)
Natural gas sales	60,129	64,896	(4,767)
NGL sales	41,961	51,052	(9,091)
Other Income	2,052	1,861	191
Operating expenses:
Lease operating expenses	61,620	63,043	(1,423)
Gathering, processing and transportation	9,856	22,703	(12,847)
Depreciation, depletion and amortization	296,685	297,295	(610)
Other operating expense	1,064	459	605
Income before income taxes	186,704	186,180	524
Income tax expense	(40,196)	(40,083)	(113)
Net income	146,508	146,097	411

	At December 31, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Assets:
Oil and gas properties	$3,457,897	$3,463,857	$(5,960)
Accumulated depreciation, depletion and amortization	(518,054)	(519,035)	981
Other non-current assets	17,250	11,439	5,811
Liabilities:
Deferred tax liabilities	112,731	112,551	180
Stockholders' Equity
Accumulated earnings	136,773	137,785	(1,012)

	For the Year Ended December 31, 2018
	As Reported	Without ASC 606	Increase/-
	Under ASC 606	Adoption	Decrease
Cash flows from operating activities:
Net income	$146,508	$146,097	$411
Depreciation, depletion and amortization	296,685	297,295	(610)
Deferred income tax expense	41,193	41,080	113
Consideration paid to customers, net of amortization	(1,817)	—	(1,817)

Cash flows from investing activities:
Additions to oil and gas properties	(1,051,891)	(1,053,811)	1,920

Incentive Units

For details regarding incentive units, please see “Note 14. Incentive Units.”

Accounts Receivable

We grant credit to creditworthy independent and major natural gas and crude oil marketing companies for the sale of crude oil, natural gas and natural gas liquids. In addition, we grant credit to our oil and gas working interest partners.

F – 15

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Accounts receivable are recorded at the amount we expect to collect. We use the specific identification method of providing allowances for doubtful accounts. We recorded a provision for uncollectible accounts of $0.2 million and $0.1 million at December 31, 2018 and 2017, respectively.

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

For our forward commodity contracts that meet the definition of a derivative, we have elected the normal purchases and normal sales scope exclusion, because we believe it is probable that physical delivery of the product will occur under the contract and we do not intend on net settling the contract. Therefore, all activity under these contracts was recorded as revenue in our consolidated financial statements.

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

F – 16

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Supplemental Cash Flow Information

Supplemental cash flow for the periods presented (in thousands):

	For Year Ended December 31,
	2018	2017	2016
Supplemental cash flows:
Cash paid for interest, net of capitalized interest	$48,717	$12,246	$7,152
Noncash investing activities:
Increase (decrease) in capital expenditures in accounts payables and accrued liabilities	(82,358)	134,589	(4,492)
(Increase) decrease in accounts receivable related to capital expenditures and acquisitions	(1,247)	(847)	(5,175)

Due to Hurricane Harvey, the Internal Revenue Service (“IRS”) granted relief to affected taxpayers by allowing taxpayers to defer the deadline for tax return filings and payment of estimated taxes to January 31, 2018. The Company paid $2.3 million related to its 2017 estimated alternative minimum tax to the IRS on January 31, 2018.

F – 17

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

New Accounting Standards

Definition of a Business

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance on January 1, 2018 on a prospective basis and it did not have a material impact on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued a revision to its lease accounting guidance. The FASB retained a dual model, which requires classification of leases as finance or operating. The classification is based on criteria that are similar to the current lease accounting guidance. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. In July 2018, the FASB issued targeted improvements to the new leasing standard, which now allows entities the option to use the January 1, 2019 effective date as the date of initial application (“the effective date method”).  As a result, comparative periods will not require adjustment because only contracts existing as of January 1, 2019 are within the scope of the new standard.  The Company adopted the standard using the effective date method on January 1, 2019.

Further, the new standard allows lessees to adopt a package of practical expedients upon transition to the new standard, whereby contracts existing as of January 1, 2019 will not require reassessment under the new definition of a lease or new lease classification criteria.  Therefore, a contract existing on January 1, 2019 that did not meet the definition of a lease under the old standard, will not be accounted for or reported as a lease under the new standard.  Effectively, the current identification and classification will remain for those leases (under the new standard) unless those leases are modified or require reassessment under the new standard. The Company has made this accounting policy election beginning January 1, 2019.

F – 18

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

For leases with a term of 12 months or less (i.e. a short-term lease), a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. If a lessee makes this election, it should generally recognize lease expense for such leases on a straight-line basis over the lease term and short-term lease costs must be disclosed for each period. The Company has made this accounting policy election for all classes of assets beginning January 1, 2019.

The new standard provides a scope exclusion for the rights to use land easements related to oil and gas activities, for which many of our land easement will qualify.  Additionally, the standard allows a practical expedient not to reassess whether land easements existing on January 1, 2019 meet the definition of a lease under the new standard if they were not accounted for as leases under the current standard.  The Company has made this accounting policy election beginning January 1, 2019.

The Company is a lessee under various agreements for office space, compressors and other equipment.  Though we are finalizing the implementation of certain processes to monitor and track all lease information, we anticipate leases as recognized under the new standard will create right-of-use assets and initial lease liabilities between $35 million and $65 million on our consolidated balance sheet.

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

Acquisition-related costs

Acquisition-related costs are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended December 31,
2018	2017	2016
$1,117	$4,348	$553

2018 Acquisitions

Eagle Ford Shale Acquisitions. During the year ended December 31, 2018, we closed on multiple transactions to acquire certain acreage and associated production from third parties for approximately $53.8 million.   These transactions were accounted for as asset acquisitions since substantially all the fair value was concentrated in a group of similar assets.  As such, an additional $1.5 million of acquisition costs were capitalized as part of these acquisitions.  We assigned $48.0 million to unproved oil and natural gas properties.

Sand Mine Acquisition.  On January 4, 2018, Burleson Sand acquired surface and sand rights on approximately 727 acres in Burleson County, Texas for approximately $9.0 million to construct and operate an in-field sand mine.  Our capitalized sand assets were $66.1 million at December 31, 2018.

F – 19

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

F – 20

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

operations that would have occurred had the Acquisition occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended December 31,
	2017	2016
Revenues	$475,396	$226,502
Net income (loss)	$71,287	$(11,290)
Earnings per share (basic and diluted)	$0.51	$(0.10)

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

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition date for the November Acquisition and Rosewood Acquisition (in thousands):

	Rosewood Acquisition	November Acquisition
Oil and gas properties	$19,626	$29,973

F – 21

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2016 as though the Burleson North Acquisition had been completed on January 1, 2015. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Company, the predecessor and previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired and (ii) depletion expense applied to the adjusted basis of the properties acquired. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For Year Ended December 31,
2016
Revenues	$176,082
Net loss	$(34,894)
Basic and diluted earnings per unit	n/a

2018 Divestiture

On February 12, 2018, WHR II entered into a Purchase and Sale Agreement with Tanos for the sale of all of our producing and non-producing oil and natural gas properties, including Oakfield, primarily located in Webster, Claiborne, Lincoln, Jackson and Ouachita Parishes, Louisiana (“NLA Assets”). On March 29, 2018, we completed the sale of the NLA Assets for a total net sales price of approximately $206.4 million, including final purchase price adjustments of $4.8 million, the final sales price of $211.2 million has been fully collected at December 31, 2018. The Company has paid $3.8 million in expenses related to the divestiture and has received $0.4 million in contingent payments from Tanos.

In addition, the Company could receive contingent payments of up to $35.0 million, based on the number of wells spud on such properties over the next three years.  Our contingent consideration arrangement is not recognized as a derivative under the guidance and, accordingly, we have made an accounting policy election to record the contingent consideration when it is deemed to be realizable. We received $0.4 million in contingent payments from Tanos.

Our NLA Assets were deemed to meet held-for-sale accounting criteria as of February 12, 2018, at which point we ceased recording depletion and depreciation. Based on the Company’s sale proceeds after customary preliminary purchase price adjustments, we recorded an impairment charge of $214.3 million during the first quarter of 2018 to adjust the carrying amount of the disposal group (“NLA Disposal Group”) to its estimated fair value less costs to sell.  The impairment is reflected on our Unaudited Statements of Condensed Consolidated Operations as “Impairment of NLA Disposal Group.”  For the years ended December 31, 2018 and 2017, the NLA Disposal Group had pre-tax losses of $202.7 million and $5.9 million, respectively.

During the year ended December 31, 2018, we recognized a gain of $2.8 million. We received a $4.8 million final settlement payment from Tanos in October 2018.  We provided Tanos with transitional accounting and land services during the three months ended June 30, 2018 and recognized $0.9 million of fees as a reduction to our general and administrative expenses.

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

F – 22

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2018 and 2017, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2018 and December 31, 2017 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$72,710	$—	$72,710
Liabilities:
Commodity derivatives	$—	$508	$—	$508

F – 23

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

	Fair Value Measurements at December 31, 2017
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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. We did not record impairments on proved properties for the year ended December 31, 2018, 2017 and 2016.

•

Unproved oil and natural gas properties and other assets are reviewed for impairment based on passage of time or geologic factors.  Information such as remaining lease terms, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.  When unproved properties are deemed to be impaired, the expense is recorded as a component of exploration expenses.  For the years ended December 31, 2018, 2017 and 2016, we recorded $10.5 million, $20.8 million and $3.1 million of impairments of unproved properties, respectively.

•	We recorded an impairment associated with the NLA Assets during the first quarter of 2018. See Note 3—“Acquisitions and Divestitures” for additional information.

F – 24

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Commodity Derivatives

We have, historically, used fixed price commodity swaps, basis swaps, collars and deferred purchased puts to accomplish our hedging strategy. Through our basis swap instruments, we receive a fixed price differential and pay a variable price differential to the contract counterparty. Collars consist of a sold call and a purchased put that establish a ceiling and floor price for expected future oil and natural gas sales. We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium. The deferred premium is factored into the fair value measurement and where the Company agrees to defer the premium paid or received until the time of settlement. Cash received on settled derivative positions during the years ended December 31, 2018 and 2017 is net of deferred premiums of $9.3 million and $6.3 million, respectively.

Derivative instruments are netted when the right to net exists under a master netting agreement, future liabilities and assets correspond to the same commodity type and future cash flows have the same balance sheet current or non-current classification. We have exposure to financial institutions in the form of derivative transactions. These transactions are with counterparties in the financial services industry, certain of which are also lenders under the Credit Agreement, which could expose us to credit risk in the event of default of our counterparties. We have master netting agreements for our derivative transactions with our counterparties and although we do not require collateral, we believe our counterparty risk is low because of the credit worthiness of our counterparties. Master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments by providing us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative or other financial instrument, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative and other financial asset receivables from the defaulting party. At December 31, 2018 we had net derivative assets of $72.2 million. Had certain counterparties failed completely to perform according to the terms of existing contracts, we would have the right to offset $72.2 million against amounts outstanding under our revolving credit facility, thereby eliminating any credit exposure.

F – 25

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

The following derivative contracts were in place at December 31, 2018:

	2019	2020
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Volume (Bbls)	6,652,369	4,511,681
Weighted-average fixed price	$54.45	$53.49

Put options:
Volume (Bbls)	1,749,757	—
Weighted-average floor price	$53.83	$—
Weighted-average put premium	$(5.43)	$—

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Volume (MMBtu)	6,425,146	4,846,020
Weighted-average fixed price	$2.79	$2.76

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2018 and 2017. There was no cash collateral received or pledged associated with our derivative instruments since the counterparties to our derivative contracts are lenders under our collective credit agreements.

		Asset Derivatives		Liability Derivatives
		(in thousands)		(in thousands)
Type	Balance Sheet Location	2018	2017	2018	2017
Commodity contracts	Short-term derivative instruments	$54,131	$2,336	$508	$58,074
Netting arrangements	Short-term derivative instruments	—	—	—	—
Net recorded fair value		$54,131	$2,336	$508	$58,074

Commodity contacts	Long-term derivative instruments	$18,579	$86	$—	$18,676
Netting arrangements	Long-term derivative instruments	—	—	—	—
Net recorded fair value		$18,579	$86	$—	$18,676

Gains & (Losses) on Derivatives

All gains and losses, including changes in the derivative instruments' fair values, are included as a component of “Other income (expense)” in the Statements of Combined and Consolidated Financial Statements. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2018, 2017 and 2016 (in thousands):

	Statements of	For the Year Ended December 31,
	Operations Location	2018	2017	2016
Commodity derivative contracts	Gain (loss) on derivative instruments	$35,393	$(55,483)	$(26,771)

F – 26

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Note 6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	At December 31,
	2018	2017
Oil, gas and NGL sales	$70,900	$67,584
Joint interest billings	17,491	9,467
Severance tax	1,352	171
Derivative receivable	308	—
North Louisiana Settlement receivable	—	5,955
Environmental remediation	1,511	—
Other current receivables	196	1,026
Allowance for doubtful accounts	(200)	(100)
Total	$91,558	$84,103

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	2018	2017	2016
Balance at beginning of period	$100	$100	$50
Charged to costs and expenses	100	—	50
Balance at end of period	$200	$100	$100

Note 7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	At December 31,
	2018	2017
Capital expenditures	$80,897	$162,260
Preferred stock cash dividends	4,479	—
Deferred rent	—	410
Lease operating expense	6,604	5,796
General and administrative	4,335	1,642
Severance and ad valorem taxes	5,283	3,463
Interest expense	20,122	17,177
Derivative payable	1,746	5,281
Income taxes	—	991
Other accrued liabilities	1,167	2,932
Total	$124,633	$199,952

F – 27

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Note 8. Asset Retirement Obligations

The following table presents the changes in the asset retirement obligations for the year ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Asset retirement obligations at beginning of period	$14,557	$11,033
Accretion expense	573	713
Liabilities incurred	743	3,137
Liabilities settled	—	—
Revisions	70	(326)
Disposition of wells and gathering system	(7,627)	—
Asset retirement obligations at end of period	8,316	14,557
Less: current portion	90	90
Asset retirement obligations – long-term	$8,226	$14,467

Note 9. Long Term Debt

Our debt obligations consisted of the following (in thousands):

	At December 31,
Debt Obligation	2018	2017
WRD revolving credit facility	$504,000	$286,353
2025 Senior Notes (as defined below) (1)	700,000	500,000
Unamortized net discounts - 2025 Senior Notes	(782)	(4,914)
Unamortized debt issuance costs - 2025 Senior Notes	(11,842)	(10,843)
Total long-term debt	$1,191,376	$770,596

(1)

The estimated fair value of this fixed-rate debt was $661.5 million and $511.3 million at December 31, 2018 and 2017, respectively. The estimated fair values are based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

Borrowing Base

Credit facilities tied to borrowing base are common throughout the oil and natural gas industry. Our borrowing base is subject to redetermination, on at least a semi-annual basis, primarily based on estimated proved reserves. The borrowing base for our revolving credit facility was the following at the date indicated (in thousands):

December 31,
Credit Facility	2018
WRD revolving credit facility	$1,300,000

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

On June 30, 2017, the Company, each of the Company's wholly owned subsidiaries (each as a guarantor), Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”), and the lenders party thereto entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) dated as of December 19, 2016,

F – 28

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

among the Company, the Administrative Agent and the other agents and lenders party thereto (as amended, the “Credit Agreement”).

The Second Amendment, among other things, modified the Credit Agreement to (i) permit the Company to enter into the Acquisition, and the Preferred Stock Purchase Agreement, and perform its obligations under and in connection therewith, including the issuance of the Preferred Stock (see Note 10- "Preferred Stock"), (ii) increase the Company's borrowing base and elected commitment amount from $450 million to $650 million, (iii) increase the annual cap on certain restricted payments from $50 million to $75 million, and (iv) modify the definition of net debt so that certain contingent obligations, accounts payable, obligations to make deliveries in respect of advance payments, take or pay obligations, disqualified capital stock and obligations in respect of production payments are excluded from net debt for purposes of the Company's leverage covenant.

On October 4, 2017, the Company, each of the Company's wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, modified the Credit Agreement to (i) increase the aggregate maximum credit amount to $2.0 billion from $1.0 billion, (ii) increase the borrowing base from $612.5 million to $875.0 million and (iii) add additional lenders.

On March 23, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment, among other things, modified the Credit Agreement to increase the borrowing base from $875.0 million to $1.05 billion.

On October 15, 2018, the Company, each of the Company’s wholly owned subsidiaries (each as a guarantor), the Administrative Agent, and the lenders party thereto entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment, among other things, (i) modified the Credit Agreement to increase the borrowing base from $1.05 billion to $1.30 billion and (ii) decreased the pricing grid by 25 basis points across the grid as seen in the following table:

Borrowing Base Utilization	LIBOR Margin	Base Rate Margin	Commitment Fee
>= 90%	250.0 bps	150.0 bps	50.0 bps
>= 75%; < 90%	225.0 bps	125.0 bps	50.0 bps
>=50%; < 75%	200.0 bps	100.0 bps	50.0 bps
>= 25%; < 50%	175.0 bps	75.0 bps	37.5 bps
< 25%	150.0 bps	50.0 bps	37.5 bps

Our revolving credit facility is reserve-based, and thus our borrowing base is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined by our lenders in their sole discretion consistent with their normal and customary oil and gas lending practices semi-annually (in the case of scheduled redeterminations), from time to time at our election in connection with material acquisitions, or no more frequently than twice in any fiscal year at the request of the required lenders or us (in the case of interim redeterminations), in each case based on engineering reports with respect to our estimated oil, NGL and natural gas reserves, and our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base pursuant to a redetermination, while only required lender approval is required to maintain or decrease the borrowing base pursuant to a redetermination. The borrowing base may also automatically decrease upon the issuance of certain debt, including senior notes, the sale or other disposition of certain assets and the early termination of certain swap agreements. In the future, we may be unable to access sufficient capital under the Credit Agreement as a result of (i) a decrease in our borrowing base due to a borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

F – 29

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Additionally, borrowings under our revolving credit facility will bear interest, at our option, at either: (i) the Alternate Base Rate, which is based on the greatest of (x) the prime rate as determined by the Administrative Agent, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted LIBOR for a one month interest period plus 1.0%, in each case, plus a margin that varies per annum according to the total commitments usage (which is the ratio of outstanding borrowings and letters of credit to the least of the total commitments, the borrowing base and the aggregate elected commitments then in effect), (ii) the adjusted LIBOR plus a margin that varies per annum according to the total commitment usage or (iii) the applicable LIBOR market index rate plus a margin that varies per annum according to the total commitment usage. The unused portion of the total commitments are subject to a commitment fee that varies per annum according to our total commitments usage.

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

F – 30

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

The indenture governing the 2025 Senior Notes (the "2025 Indenture") contains customary reporting covenants (including furnishing quarterly and annual reports to the holders of the 2025 Senior Notes) and restrictive covenants that, among other things, restrict the ability of the Company and its subsidiaries to: (i) pay dividends on, purchase or redeem the Company's equity interests or purchase or redeem subordinated debt; (ii) make certain investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create or incur certain secured debt; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company's assets; (vii) enter into agreements that restrict distributions or other payments from the Company's restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important qualifications and limitations. In addition, most of the covenants will be terminated before the 2025 Senior Notes mature if at any time no default or event of default exists under the 2025 Indenture and the 2025 Senior Notes receive an investment grade rating from both of two specified ratings agencies. The 2025 Indenture also contains customary events of default.

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

F – 31

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	At December 31,
Credit Facility	2018	2017	2016
WRD revolving credit facility	4.06%	3.60%	3.52%
WHR II revolving credit facility terminated December 2016	n/a	n/a	3.03%
Esquisto - revolving credit facility terminated December 2016	n/a	n/a	2.84%
Esquisto - revolving credit facility terminated January 2016	n/a	n/a	2.97%
Esquisto - Second lien terminated in January 2016	n/a	n/a	9.50%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated (in thousands):

	At December 31,
	2018	2017
WRD revolving credit facility
Current	$1,823	$1,203
Long-term	3,592	3,573
6.875% senior unsecured notes, due February 2025	11,842	10,843
Total	$17,257	$15,619

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

Series A Perpetual
Convertible Preferred
Stock
(in thousands)
Balance at December 31, 2016	$—
Issue of preferred stock in connection with the Acquisition	435,000
Costs incurred related to the issuance of preferred stock	(2,663)
Accrual of preferred stock paid-in-kind dividend	13,146
Balance at December 31, 2017	445,483
Paid-in-kind dividend	2,243
Beneficial conversion feature ("BCF")	(1,872)
Amortization of BCF	1,872
Balance at December 31, 2018	$447,726

The Preferred Stock ranks senior to our common stock with respect to dividend rights and with respect to rights on liquidation, winding-up and dissolution. The Preferred Stock had an initial Accreted Value (as defined in the Certificate of Designations 6.00% Series A Perpetual Convertible Preferred Stock (the “Certificate”)) of $1,000 per share and is

F – 32

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

entitled to a dividend at a rate of 6% per annum on the Accreted Value payable in cash if, as and when declared by our board of directors. If a cash dividend is not declared and paid in respect of any dividend payment period, then the Accreted Value of each outstanding share of Preferred Stock will automatically be increased by the amount of the dividend otherwise payable for such dividend payment period. Any increase in the Accreted Value, among other things, increases the number of shares of common stock issuable upon conversion of each share of Preferred Stock. With respect to each of the quarterly periods from issuance until January 31, 2018, our board of directors elected to pay the dividend on the preferred stock by increasing the Accreted Value rather than paying cash. As such, as of January 31, 2018, the Accreted Value was $1,024 per share. The Preferred Stock also participates in dividends and distributions on our common stock on an as-converted basis. If at any time following December 30, 2019, the closing sale price of our common stock equals or exceeds 130% of the Conversion Price (as defined below) for at least 25 consecutive trading days, our obligation to pay dividends on the Preferred Stock shall terminate permanently.

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

Following June 30, 2021, the Company may cause the conversion of the Preferred Stock at the Conversion Rate, provided the closing sale price of the common stock equals or exceeds 140% of the Conversion Price for the 20 trading days ending on the date immediately prior to the date of delivery of the Company's notice to convert and subject to certain other requirements regarding registration of the shares issuable upon conversion. Notwithstanding the foregoing, the Company shall only be permitted to deliver one conversion notice during any 180-day period and the number of shares of common stock issued upon conversion of the Preferred Stock for which such automatic conversion notice is given shall be limited to 25 times the average daily trading volume of our common stock during the 20 trading days ending on the date immediately prior to the date of delivery of the Company's notice to convert.

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

F – 33

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

On October 31, 2017, an aggregate quarterly dividend of $6.558 million was paid by an automatic increase to the Accreted Value of each such share of Preferred Stock as of the date of issuance. The declared dividend was for the period beginning on August 1, 2017 to October 31, 2017 and was paid to holders of record on October 15, 2017.

On January 31, 2018, an aggregate quarterly dividend of $6.656 million was paid by an automatic increase to the Accreted Value of each such share of Preferred Stock as of the date of issuance. The declared dividend was for the period beginning on November 1, 2017 to January 31, 2018 and was paid to holders of record on January 15, 2018. In connection with this paid-in-kind dividend, we recognized a $1.9 million beneficial conversion feature that was amortized over the earliest Preferred Stock conversion period as additional dividends. The table below summarizes the quarterly cash dividends paid to holders of record at the dates indicated of our preferred stock:

	Period Covered
Date of Record	From	To	Cash Dividends Paid	Payment Date
			(in millions)
April 15, 2018	February 1, 2018	April 30, 2018	$6.756	April 30, 2018
July 15, 2018	May 1, 2018	July 31, 2018	$6.756	July 31, 2018
October 15, 2018	August 1, 2018	October 31, 2018	$6.756	October 31, 2018

Subsequent Event. On January 31, 2019, an aggregate quarterly cash dividend of $6.831 million was paid to holders of record as of January 15, 2019 for the period from November 1, 2018 to February 1, 2019.  In connection with the Merger and in accordance with the voting agreement with Carlyle, all the Company's preferred stock was converted into the Company's common stock prior to the effective time of the Merger.

F – 34

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Note 11. Equity

Common Stock

The Company's authorized capital stock includes 500,000,000 shares of common stock, $0.01 par value per share. The following is a summary of the changes in our common shares issued since December 31, 2016:

Balance, December 31, 2016	91,680,441
Common stock issued	7,815,225
Restricted common shares issued	1,676,284
Restricted common shares forfeited	(717)
Repurchase of vested restricted shares (2)	(33,956)
Balance, December 31, 2017	101,137,277
Restricted common shares issued	1,076,165
Restricted common shares forfeited	(63,768)
Repurchase of vested restricted shares (2)	(355,819)
Balance, December 31, 2018	101,793,855

(1)	We were incorporated in August 2016 under the laws of the State of Delaware.
(2)

Restricted common shares are generally net-settled by 2016 LTIP participants to cover the required withholding tax upon vesting of restricted stock awards. Participants surrendered shares with value equivalent to the employee's minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees' tax obligations to the appropriate taxing authorities were approximately $6.9 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. These net-settlements had the effect of shares repurchased by the Company as they reduced the number of shares that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

In January 17, 2017, we issued and sold 2,297,100 shares of our common stock at an offering price of $15.00 per share pursuant to the partial exercise of the underwriters' over-allotment option associated with our initial public offering the (“Option Exercise”). We received net proceeds of $32.6 million from the Option Exercise, all of which was used to repay outstanding borrowings under our revolving credit facility.

On June 30, 2017, pursuant to the Acquisition Agreements, we issued 5,518,125 shares of our common stock valued at approximately $60.8 million as partial consideration to KKR. See Note 3- "Acquisitions and Divestitures" for additional information regarding the Acquisition.

See “Note 13—Long Term Incentive Plans” for additional information regarding the shares of restricted common stock that were granted during the years ended December 31, 2018 and 2017. Restricted shares of common stock are considered issued and outstanding on the grant date of the restricted stock award.

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

Predecessor Equity

The predecessor received capital contributions of $10.8 million from its members during the year ended December 31, 2016, respectively. Promissory note advances were available to management to fund future capital commitments and carried an interest rate of 2.5%.

F – 35

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

The table below summarizes advances and payments of the promissory note advances for the year ended December 31, 2016 (in thousands):

	Principal	Interest	Total
Balance, December 31, 2015	$2,367	$76	$2,443
Advances	101	—	101
Payments	(20)	—	(20)
Accrued Interest	—	51	51
Dissolution	(2,448)	(127)	(2,575)
Balance, December 31, 2016	$—	$—	$—

On November, 9, 2016, the management members conveyed to the predecessor certain ownership interests in the predecessor in exchange for the discharge in full and the termination of all the promissory note advances then outstanding. The promissory note advances and the related accrued interest receivable are presented in the balance sheet as a deduction from predecessor equity.

Previous Owner Equity

The previous owner received capital contributions of $97.0 million from its members during the year ended December 31, 2016. As a result of the Corporate Reorganization (as discussed in Note 1) and common control accounting, Esquisto's net assets were recorded at NGP's historical cost basis.

Note 12. Earnings Per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts). In the calculation of basic net income (loss) per share attributable to common stockholders, participating securities are allocated earnings based on actual dividend distributions received plus a proportionate share of undistributed net income attributable to common stockholders, if any, after recognizing distributed earnings. The Company's participating securities do not participate in undistributed net losses because they are not contractually obligated to do so.

	For the Year Ended December 31,
	2018 (1)	2017 (2)	2016 (3)
Numerator:
Net income (loss) available to WRD	$146,508	$49,880	$(10,397)
Less: Preferred stock dividends	28,862	13,146	—
Less: Undistributed earnings allocated to participating securities	30,344	5,612	—
Net income (loss) available to common stockholders	$87,302	$31,122	$(10,397)

Denominator:
Weighted-average common shares outstanding (in thousands)	99,498	96,324	91,327
Basic EPS	$0.88	$0.32	$(0.11)
Diluted EPS	$0.88	$0.32	$(0.11)

(1)

The Company used the two-class method for both basic and diluted EPS.  For the year ended December 31, 2018, 775 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For the for the year ended December 31, 2018, 32,363 shares were excluded from the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

(2)

The Company used the two-class method for both basic and diluted EPS.  For the year ended December 31, 2017, 628 incremental restricted shares were excluded in the calculation of diluted EPS due to their antidilutive effect under the treasury stock method.  For the year ended December 31, 2017, 16,008 shares were excluded from the calculation of diluted EPS due to their antidilutive effect under the if-converted method.

(3)

The Company used the two-class method for both basic and diluted EPS.  For the year ended December 31, 2016, restricted shares were excluded from the calculation of diluted EPS due to their antidilutive effect as we were in a loss position for the period.

F – 36

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Note 13. Long Term Incentive Plans

In connection with the initial public offering, our Board adopted the 2016 Long-Term Incentive Plan (or “2016 LTIP”). The 2016 LTIP, authorizes the issuance of 9,512,500 shares of our common stock.

The following table summarizes information regarding restricted common share awards granted under the 2016 LTIP for the periods presented:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value per Share (1)
Restricted common shares outstanding at January 1, 2016	—	$—
Granted (2)	353,334	$14.50
Restricted common stock outstanding at December 31, 2016	353,334	$14.50
Granted (2)	1,676,284	$13.88
Forfeited	(717)	$13.94
Vested	(131,111)	$14.50
Restricted common stock outstanding at December 31, 2017	1,897,790	$13.95
Granted (2)	1,076,165	$25.57
Forfeited	(63,768)	$16.45
Vested	(1,069,933)	$15.66
Restricted common stock outstanding at December 31, 2018	1,840,254	$19.66

(1)	Determined by dividing the aggregate grant date fair value of shares subject to granted awards by the number of awards.
(2)

The aggregate grant date fair value of restricted common share awards granted in 2017 was $23.3 million based on grant date market price ranging from $10.91 to $14.22 per share. The aggregate grant date fair value of restricted common share awards granted in 2018 was $27.5 million based on grant date market price ranging from $18.14 to $27.07 per share. Our awards have contractual vesting periods between one and three years.

For the year ended December 31, 2018, 2017 and 2016, we recorded $19.5 million, $6.6 million and less than $0.1 million of recognized compensation expense associated, respectively, with these awards. Unrecognized compensation cost associated with the restricted common share awards was an aggregate of $28.7 million at December 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years. We elect to account for forfeitures on share-based payments by recognizing forfeitures of awards as they occur.

Subsequent event. In January 2019, all outstanding shares granted under the 2016 LTIP were supervested.  On February 1, 2019, the shares were converted to common shares of Chesapeake using the conversion method elected by the shareholder as outlined in the merger agreement.

Note 14. Incentive Units

Prior to December 31, 2018, certain officers and employees were granted awards of incentive units in WildHorse Investment Holdings and WildHorse Holdings, Esquisto Holdings and Acquisition Co. Holdings (the “LLCs”). Compensation cost is recognized only if the performance condition is probable of being satisfied at each reporting date or as a result of an actual distribution. Compensation cost related to an actual distribution by Esquisto Holdings to incentive unitholders of 500,932 shares of our common stock on May 14, 2018 resulted in non-cash compensation expense of $13.8 million offset by a deemed capital contribution. Compensation costs associated with satisfying the remaining performance conditions were not deemed probable at December 31, 2018.

All incentive units not vested are forfeited upon a termination of employment. All incentive units will be forfeited if a holder resigns whether the incentive units are vested or not. If the payouts have not yet occurred, then all incentive units, whether or not vested, will be forfeited automatically (unless extended).

F – 37

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Subsequent event. In connection with the Merger, all unvested incentive units became fully vested in accordance with their terms and will remain outstanding following the effective time of the merger. See “Note 1—Organization and Basis of Presentation” for information regarding our merger with Chesapeake.

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

Board of Directors Relationships

Mr. Grant E. Sims has served as a member of our board of directors since February 2017. Mr. Sims has served as a director and Chief Executive Officer of the general partner of Genesis Energy Partners, L.P. (“Genesis”) since August 2006 and Chairman of the board of directors of the general partner since October 2012. Genesis is one of our purchasers of hydrocarbons and other liquids. We received $1.2 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively, from Genesis.

Ms. Stephanie Hildebrandt has served as a member of our board of directors since December 2017. Ms. Hildebrandt has served as Senior Vice President, General Counsel, and Secretary of Archrock Inc., (“Archrock”) since August 2017. Archrock is a provider of compression services. During the year ended December 31, 2018, we had disbursements of $0.1 million to Archrock.

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

NGP ECM. During the year ended December 31, 2017, we had disbursements of $0.2 million related to director and advisory fees and reimbursement of initial public offering costs. We did not have any related party payments or receipts for the year ended December 31, 2018.

CH4 Energy. CH4 Energy entities are NGP affiliated companies and Mr. Brannon, a former member of our board of directors, is President of these entities. During the year ended December 31, 2018 we had disbursements of $0.2 million to certain CH4 Energy entities for office rental and parking payments. During the year ended December 31, 2017 we had disbursements of $0.5 million to certain CH4 Energy entities, of which $0.3 million was a reimbursement of landman services and expenses incurred in 2016 that CH4 Energy entities had paid on our behalf and $0.2 million was related to office rental and parking payments.   Additionally, the Company acquired incremental leasehold interests from CH4 Energy entities for $0.1 million during the year ended December 31, 2017 in connection with the Corporate Reorganization.

F – 38

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Cretic Energy Services, LLC. During the year ended December 31, 2017, we had disbursements of $0.2 million to Cretic Energy Services, LLC, an NGP affiliated company, for services related to our drilling and completion activities. We did not have any related party payments for the year ended December 31, 2018.

Related Party Agreements

Registration Rights Agreement. We are parties to an amended and restated registration rights agreement with WildHorse Investment Holdings, Esquisto Investment Holdings, WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings, NGP XI US Holdings, L.P. (“NGP XI”), Jay Graham and Anthony Bahr (collectively, the “Sponsor Group”), CP VI Eagle Holdings, L.P. (the “Carlyle Investor”), and EIGF Aggregator LLC, TE Admiral A Holding L.P. and Aurora C‑1 Holding L.P. (collectively, “KKR”). Pursuant to the amended and restated registration rights agreement, we have agreed to register the sale of shares of our common stock under certain circumstances.

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

Subject to certain exceptions, we are also not be obligated to effect any demand registration in which the anticipated aggregate offering price for our common stock included in such offering is less than $75 million. We have in effect a registration on Form S‑3, therefore, any such demand registration would be for a shelf registration statement. We will be required to use reasonable best efforts to maintain the effectiveness of any such registration statement until the earlier of (i) 180 days (or two years in the case of a shelf registration statement) after the effective date thereof or (ii) the date on which all shares covered by such registration statement have been sold (subject to certain extensions).

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

Piggyback Rights. Subject to certain exceptions, if at any time we propose to register an offering of common stock or conduct an underwritten offering, whether or not for our own account, then we must notify each Holder (or its permitted transferees), NGP XI, Mr. Graham, Mr. Bahr, the Carlyle Investor and KKR of such proposal to allow them to include a specified number of their shares of our common stock in that registration statement or underwritten offering, as applicable. KKR was made a Holder under the amended and restated registration rights agreement for purposes of obtaining such piggyback rights; however, as of December 31, 2018, they no longer own any of our common stock.

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

F – 39

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Stockholders' Agreement. In connection with our initial public offering, we entered into a stockholders' agreement with WildHorse Holdings, Esquisto Holdings, and Acquisition Co. Holdings. Among other things, the stockholders' agreement provides the right to designate nominees to our board of directors as follows:

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

Pursuant to the stockholders' agreement we are required to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election of the nominees designated by WildHorse Holdings and Esquisto Holdings.

In addition, the stockholders' agreement provides that for so long as WildHorse Holdings, Esquisto Holdings, Acquisition Co. Holdings and their affiliates, including NGP XI, own at least 15% of the outstanding shares of our common stock, WildHorse Holdings and Esquisto Holdings will have the right to cause any committee of our board of directors to include in its membership at least one director designated by WildHorse Holdings or Esquisto Holdings, except to the extent that such membership would violate applicable securities laws or stock exchange rules. The rights granted to WildHorse Holdings and Esquisto Holdings to designate directors are additive to and not intended to limit in any way the rights that WildHorse Holdings, Esquisto Holdings, Acquisition Co. or any of their affiliates, including NGP XI, may have to nominate, elect or remove our directors under our certificate of incorporation, bylaws or the Delaware General Corporation Law.

Note 16. Segment Disclosures

Our chief executive officer has been identified as our chief operating decision maker (“CODM”).  As of December 31, 2018, we identified one operating segment and one reportable segment—the Eagle Ford—that is engaged in the acquisition, exploration, development and production of oil, natural gas and NGL resources in the United States.  Historically, we had two operating segments – the Eagle Ford and North Louisiana – that were aggregated into one reportable segment.  On March 29, 2018 we closed the NLA Divestiture, which involved substantially all of the assets previously included in our North Louisiana operating segment.  See Note 3- "Acquisitions and Divestitures" for additional information related to the NLA Divestiture.  Our reportable segment includes midstream operations that primarily support the Company’s oil and natural gas producing activities.  There are no differences between reportable segment revenues and consolidated revenues. Furthermore, all of our revenues are from external customers.

F – 40

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Major Customers

The following table sets forth the percentage of our revenues attributed to our customers who have accounted for 10% or more of our revenues during 2018, 2017 or 2016.

	For the Year Ended December 31,
Major Customers	2018	2017	2016
Energy Transfer Equity, L.P. and subsidiaries	49%	56%	63%
Koch Industries, Inc.	19%	4%	n/a
Royal Dutch Shell plc and subsidiaries	18%	21%	12%
Cima Energy LTD	n/a	n/a	15%

Note 17. Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$(997)	$997	$—
State	—	10	—
Total current income tax expense (benefit)	(997)	1,007	—
Deferred income taxes:
Federal	43,143	(40,529)	(5,737)
State	(1,950)	698	162
Total deferred income tax expense (benefit)	41,193	(39,831)	(5,575)
Total income tax expense (benefit)	$40,196	$(38,824)	$(5,575)

The actual income tax expense (benefit) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21%, 35% and 35% for 2018, 2017 and 2016, respectively, as follows:

	For the Year Ended December 31,
	2018	2017	2016
Expected tax expense (benefit) at federal statutory rate	$39,208	$3,870	$(18,428)
State income tax expense (benefit), net of federal benefit	(3,360)	460	105
Pass-through entities (1)	—	—	12,499
Incentive unit compensation	2,893	—	—
Stock-based compensation	(1,070)	—	—
Valuation allowance	1,820	—	234
Change in tax rate (2)	—	(43,431)	—
Change in prior period estimates	24	315	—
Other	681	(38)	15
Total income tax expense (benefit)	$40,196	$(38,824)	$(5,575)

(1)	Our predecessor was a pass-through entity for federal income tax purposes.
(2)	The federal corporate income tax rate was reduced from 35% to 21% as a result of the Tax Act.

F – 41

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

The components of net deferred income tax liabilities are as follows:

Components of net deferred income tax liabilities:	2018	2017
Deferred income tax assets:
Net operating loss Carryforwards	$47,609	$29,866
Disallowed interest carryforwards	9,992	—
Minimum tax credit Carryforward	—	997
Asset retirement obligation	1,796	3,311
Derivatives	—	16,903
Other	3,860	2,153
Total deferred income tax assets	63,257	53,230
Valuation allowance	(1,820)	—
Net deferred income tax assets	61,437	53,230
Deferred income tax liabilities:
Property, plant and equipment	158,868	124,700
Derivatives	15,300	—
Total deferred income tax liabilities	174,168	124,700
Net deferred income tax liabilities	$112,731	$71,470

Uncertain Income Tax Position.  The Company must recognize the tax effects of any uncertain tax positions it may have if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company had no unrecognized tax benefits as of December 31, 2018 and expects no significant change to the unrecognized tax benefits over the next twelve months ending December 31, 2019.

Tax Audits and Settlements. Generally, the Company's income tax years 2015 through 2018 remain open and subject to examination by federal and various state tax authorities which include Louisiana and Texas and certain other state taxing jurisdictions where the Company previously had operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination.

Tax Attribute Carryforwards and Valuation Allowance.  As of December 31, 2018, the Company had federal net operating loss (NOL) carryforwards of approximately $218.0 million. The federal NOL carryforwards generated prior to 2018 expire in 2036 and 2037. The 2018 federal NOL carryforward of $65.9 million has no expiration. The Company also had state tax carryforwards of approximately $28.8 million, which expire in 2036 through 2038. In addition, the Company had disallowed business interest carryforward of approximately $47.6 million, which can be carried forward indefinitely. The Company recorded a valuation allowance of approximately $1.8 million against its deferred tax assets related to state tax attributes due to the NLA Divestiture.  The Company recorded no other valuation allowance based upon management's evaluation that it is more likely than not that the Company will realize its deferred tax assets.

Note 18. Commitments and Contingencies

Litigation & Environmental

We are party to various ongoing and potential legal actions relating to our entitled ownership interests in certain properties. We evaluate the merits of existing and potential claims and accrue a liability for any that meet the recognition criteria and can be reasonably estimated. We did not recognize any liability as of December 31, 2018 and December 31, 2017. Our estimates are based on information known about the matters and the input of attorneys experienced in contesting, litigating, and settling similar matters. Actual amounts could differ from our estimates and other claims could be asserted.

On February 1, 2018, we settled a dispute related to a possible area of mutual interest (“AMI”) associated with our North Louisiana assets with a third party.  Pursuant to such settlement, the third party agreed to pay the actual net costs
F – 42

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

attributable to interests in certain leases and/or wells it elected to acquire.  We agreed to provide the third party with a $7.0 million credit towards purchasing the interests selected by the third party, which is reflected in the accompanying statements of operations for the year ended December 31, 2017 as “North Louisiana Settlement.”  The settlement loss was partially offset by a tax benefit of $1.6 million.  A settlement receivable of $5.9 million from the third party was collected by us during 2018.

In January 2019, putative class action lawsuits in U.S. District Courts for the District of Delaware and Southern District of New York were filed against us and other defendants. The lawsuits generally allege various violations of the Securities Exchange Act of 1934 in connection with the disclosure contained in the joint proxy statement/prospectus filed in connection with the Merger. The lawsuits seek rescission of the Merger or rescissory damages and, in each case, attorney's fees, costs and interest. We intend to vigorously defend these claims.

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

From time to time, we could be liable for environmental claims arising in the ordinary course of business. We did not record environmental obligations at December 31, 2018 and at December 31, 2017.

Lease Obligations

We executed two office leases during the year ended December 31, 2018.  In June 2018, we executed a new lease for corporate office space that has escalating payments.  The commencement date was December 1, 2018 and the lease terminates on December 31, 2026.  In August 2018, we executed a new lease for our Fort Worth office with a start date of October 1, 2018 and terminating on September 30, 2021, with a penalty-free early termination clause after two years. Total office lease expense for the year ended December 31, 2018, 2017 and 2016 was $0.8 million, $1.0 million and $0.9 million.

In 2017, we entered into two dedicated fracturing fleet services agreements to complete wells in a timely manner following conclusion of drilling operations in the Eagle Ford Shale.

On March 15, 2017, we entered into a 20 month dedicated fracturing fleet services agreement. The agreement may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.7 million that covers equipment and personnel costs. In addition to the fixed monthly service charge, we have agreed to pay a fixed fee for each stage completed in excess of 360 stages per calendar quarter. We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%. We have the right to terminate the contract with appropriate notice; however, an early termination fee of approximately $1.4 million times the number of months remaining under the initial term of the contract would be payable on such termination date.  Our obligations under the contract ended in December 2018.

On June 1, 2017, we entered into a 23 month dedicated fracturing fleet services agreement, which may be extended for an additional twelve months. We have agreed to pay a fixed monthly service fee of $2.8 million that covers equipment and personnel costs. In addition, we have agreed to pay a fixed fee for each stage completed in excess of 115 stages per month. We have also agreed to pay a pass through fee for the cost of chemicals and fuel plus 10%. We have the right to terminate the contract with appropriate notice; however an early termination fee of $1.4 million times the number of months remaining under the initial term of the contract would be payable on such termination date.

We have entered into drilling services agreements with varying terms, all of which have contractual terms of less than one year.

F – 43

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

We have entered into compressor rental agreements, which have contractual terms of 13 months or less, after which they can be terminated with notice.  Total compressor and equipment rental expense incurred in 2018, 2017 and 2016 was $5.4 million, $2.0 million and $0.6 million, respectively.

The table below reflects our minimum commitments as of December 31, 2018:

	2019	2020	2021	2022	2023
Office Leases	$2,399	$2,435	$2,398	$2,216	$2,251
Dedicated Fracturing Fleet Services Agreement	21,000	—	—	—	—
Sand Mine Equipment	5,055	3,436	—	—	—
Compressors	4,143	3,991	3,859	2,724	902
Total	$32,597	$9,862	$6,257	$4,940	$3,153

Interruptible Water Availability Agreement

The Company entered into an interruptible water availability agreement with the Brazos River Authority (“BRA”) that began on February 1, 2017 and ends on December 31, 2021. The agreement provides us with an aggregate of 6,978 acre-feet of water per year from the Brazos River at prices that may be adjusted periodically by BRA. The agreement requires annual payments to be made on or before February 15 of each year during the term of the agreement. We recorded a payment of $0.5 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively.

Note 19. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated (in thousands except per share amounts). Earnings per share are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
For the Year Ended December 31, 2018
Revenues	$218,757	$225,413	$259,490	$243,726
Operating income (loss)	(100,053)	101,370	122,776	$88,196
Net income (loss) available to WRD	(115,774)	(14,094)	11,523	$264,853
Preferred stock dividends	7,389	7,961	6,756	6,756
Net income (loss) available to common stockholders	(123,163)	(22,055)	3,534	228,986
Basic earnings (loss) per share	$(1.24)	$(0.22)	$0.04	$1.92
Diluted earnings (loss) per share	$(1.24)	$(0.22)	$0.04	$1.92

For the Year Ended December 31, 2017
Revenues	$54,292	$70,173	$122,486	$180,236
Operating income	6,206	2,078	32,599	$64,582
Net income (loss)	20,252	26,366	(10,804)	$14,066
Preferred stock dividends	—	73	6,450	6,623
Net income (loss) available to common stockholders	20,252	25,906	(17,254)	2,218
Basic earnings (loss) per share	$0.22	$0.28	$(0.17)	$0.06
Diluted earnings (loss) per share	$0.22	$0.28	$(0.17)	$0.06

(1)

Net income for the three months ended December 31, 2017 includes a deferred tax benefit of $43.4 million as a result of the re-measurement of our deferred tax assets and liabilities as a result of the Tax Act.

F – 44

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Our proved reserves are prepared CG&A, a third-party independent reserve. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

	For the Year Ended December 31,
	2018	2017	2016
Oil ($/Bbl)
West Texas Intermediate (1)	$65.56	$51.34	$42.75
NGL ($/Bbl)
West Texas Intermediate (1)	$65.56	$51.34	$42.75
Natural Gas ($/Mmbtu)
Henry Hub (2)	$3.10	$2.98	$2.48

(1)	The unweighted average West Texas Intermediate price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The unweighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

F – 45

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

The following tables set forth estimates of the net reserves as of December 31, 2018, 2017 and 2016, respectively:

	For the Year Ended December 31, 2018
	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Equivalent (MBoe)
Proved developed and undeveloped reserves:
Beginning of the year	282,798	683,808	57,550	454,315
Extensions, discoveries and additions	81,174	129,962	16,377	119,211
Purchase of minerals in place	520	727	116	757
Sales of minerals in place	(1,272)	(393,057)	(398)	(67,180)
Production	(12,585)	(21,531)	(2,143)	(18,316)
Revision of previous estimates	(65,369)	(21,736)	(13,747)	(82,737)
End of year	285,266	378,173	57,755	406,050
Proved developed reserves:
Beginning of year	65,023	221,517	12,553	114,495
End of year	66,398	88,936	14,135	95,356
Proved undeveloped reserves:
Beginning of year	217,775	462,291	44,997	339,820
End of year	218,868	289,237	43,620	310,694

	For the Year Ended December 31, 2017
	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Equivalent (MBoe)
Proved developed and undeveloped reserves:
Beginning of the year	87,447	325,102	10,874	152,505
Extensions, discoveries and additions	93,454	279,368	22,545	162,559
Purchase of minerals in place	59,169	28,106	6,740	70,593
Production	(6,606)	(20,463)	(1,206)	(11,222)
Revision of previous estimates	49,334	71,695	18,597	79,880
End of year	282,798	683,808	57,550	454,315
Proved developed reserves:
Beginning of year	19,192	145,880	3,765	47,270
End of year	65,023	221,517	12,553	114,495
Proved undeveloped reserves:
Beginning of year	68,255	179,222	7,109	105,235
End of year	217,775	462,291	44,997	339,820

F – 46

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

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

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

During 2018, extensions, discoveries and additions increased proved reserves by 119,211 MBoe. These increases were partially offset by sales of minerals in place related to the North Louisiana Divestiture, which reduced proved reserves by  67,180 Mboe and production reducing proved reserves by 18,316  MBoe. We also had downward revisions of 82,737 Mboe, of which 86,953 MBoe were performance related partially offset by 4,216 MBoe related to commodity price increases.

•	During 2017, extensions, discoveries and additions increased proved reserves by 20,313 MBoe and 142,246 MBoe related to North Louisiana and Eagle Ford Shale, respectively.
•	During 2017, purchases of minerals in place of 70,593 MBoe was attributable to the Acquisition.
•	During 2017, we had upward revisions of 79,880 MBoe, of which 7,461 MBoe related to commodity price changes and 72,419 MBoe was performance related.
•	During 2016, extensions, discoveries and additions increased proved reserves by 4,131 MBoe and 22,809 MBoe related to drilling in the RCT field in North Louisiana and Eagle Ford Shale, respectively.
•	During 2016, purchase of minerals in place of 30,916 MBoe was primarily attributable to the Burleson North Acquisition.
•	During 2016, we had downward revisions of proved reserves of 3,102 MBoe, of which 711 MBoe related to commodity price changes and 2,391 MBoe was performance related.

See Note 3- "Acquisitions and Divestitures" for additional information on acquisitions and divestitures.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

F – 47

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Standardized Measure of Discounted Future Net Cash Flows from Proved Reserves

As required by the FASB and SEC, the standardized measure of discounted future net cash flows presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to proved reserves. We do not believe the standardized measure provides a reliable estimate of the Company's expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year to year as prices change.

The standardized measure of discounted future net cash flows is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Future cash inflows	$21,269,502	$16,967,369	$4,434,117
Future production costs	(3,440,203)	(3,305,941)	(1,220,067)
Future development costs	(5,168,271)	(4,008,916)	(1,146,632)
Future income tax expense	(2,398,612)	(1,814,510)	(442,285)
Future net cash flows for estimated timing of cash flows	10,262,416	7,838,002	1,625,133
10% annual discount for estimated timing of cash flows	(6,144,980)	(4,994,097)	(1,082,092)
Standardized measure of discounted future net cash flows	$4,117,436	$2,843,905	$543,041

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2018 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Beginning of year	$2,843,905	$543,041	$451,930
Sale of oil and natural gas produced, net of production costs	(822,471)	(351,031)	(104,596)
Purchase of minerals in place	4,313	507,095	188,317
Sales of minerals in place	(319,858)	—	—
Extensions and discoveries	1,829,564	1,595,385	168,796
Changes in income taxes, net	(277,050)	(488,484)	(206,817)
Changes in prices and costs	1,380,323	398,713	(57,034)
Previously estimated development costs incurred	67,575	49,977	15,067
Net changes in future development costs	(13,317)	(87,375)	11,985
Revisions of previous quantities	(1,057,523)	653,567	3,943
Accretion of discount	323,927	74,999	103,000
Change in production rates and other	158,048	(51,982)	(31,550)
End of year	$4,117,436	$2,843,905	$543,041

F – 48

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated (in thousands).

	For the Year Ended December 31,
	2018	2017	2016
Evaluated oil and natural gas properties	$2,764,875	$2,265,525	$1,144,857
Unevaluated oil and natural gas properties	693,023	734,203	428,991
Accumulated depletion, depreciation and amortization	(498,811)	(362,406)	(196,567)
Total	$2,959,087	$2,637,322	$1,377,281

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Property acquisition costs, proved	$4,422	$269,429	$230,910
Property acquisition costs, unproved	85,863	386,515	235,652
Exploration and extension well costs	11,979	16,076	72,875
Development	927,985	795,273	63,006
Total	$1,030,249	$1,467,293	$602,443

Note 21. Subsequent Events

Quarterly Preferred Stock Dividend

Merger with Chesapeake

In February 2019, we were acquired by Chesapeake for approximately 717.3 million shares of Chesapeake common stock and $381.1 million in cash. Immediately following the completion of the acquisition, WildHorse Development merged with and into Brazos Valley Longhorn, L.L.C., a newly formed Delaware limited liability company and wholly owned subsidiary of Chesapeake. Following the completion of the Merger on February 1, 2019, Brazos Valley Longhorn, L.L.C., as successor to WildHorse Development, was a wholly owned subsidiary of Chesapeake.

On February 1, 2019, we paid our financial advisors $23.1 million of advisory fees, which were contingent upon the closing of the merger with Chesapeake.  The contingent fee was not deemed probable at December 31, 2018.

On February 1, 2019, Brazos Valley Longhorn, L.L.C., as successor by merger to WildHorse, entered into a sixth amendment (the "Sixth Amendment") to its Credit Agreement. Among other things, the Sixth Amendment (i) amended the merger covenant and the definition of change of control to permit the WildHorse Merger and (ii) permits borrowings under the Credit Agreement to be used to redeem or repurchase the 2025 Senior Notes so long as certain conditions are met.

On February 1, 2019, Brazos Valley Longhorn, L.L.C., as successor by merger to WildHorse, and Brazos Valley Longhorn Finance Corp., a Delaware corporation ("BVL Finance Corp.") and wholly owned subsidiary of the Company, entered into a fourth supplemental indenture (the "Fourth Supplemental Indenture") to the 2025 Indenture. Pursuant to the Fourth Supplemental Indenture, (i) the Brazos Valley Longhorn, L.L.C. assumed the rights and obligations of WildHorse

F – 49

BRAZOS VALLEY LONGHORN, L.L.C.

(Successor in interest to WildHorse Resource Development Corporation)

as issuer under the 2025 Indenture and (ii) BVL Finance Corp. was named as a co-issuer of the 2025 Senior Notes under the 2025 Indenture.

If the 2025 Senior Notes are downgraded within 90 days after the consummation of the WildHorse Merger (which constitutes a "Change of Control" under the 2025 Indenture), the 2025 Indenture requires the Company (or a third party, in certain circumstances) to make an offer to repurchase the 2025 Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, within 30 days of such downgrade. If any holder of 2025 Senior Notes accepts such offer, the Company may (subject to the terms and conditions thereof) fund the purchase price with loans under the Credit Agreement, use cash on hand, issue debt securities or use other sources of liquidity to fund such repurchase.

F – 50